Form 10QSB
period 1997-12-31
PROTOKOPOS CORP
filed 1998-02-17
CIK 919606

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-23514

                                             PROTOKOPOS CORPORATION
                     (Exact Name of Registrant as specified in its Charter)


            Delaware                                                 33-0611497
(State or other Jurisdiction of                         I.R.S. Employer Identi-
Incorporation or Organization                                   fication No.)

                         50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027
(Address of Principal Executive Offices)                              (Zip Code)

                                                 (713) 621-9424
                          (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                     2,532,315
----------------------------------                       ----------------------
Title of Class                                     Number of Shares outstanding
                                                         at December 31, 1997
No exhibits included.




                             PROTOKOPOS CORPORATION
                      (A Company in the Development Stage)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                          March 31,        December 31,
CURRENT:                                                                                    1997               1997

     Cash                                                                            $              $1,338
     Receivables:
         Stock subscriptions                                                                                     88,000
         Managed Healthcare, Inc.                                                                                15,000
     Accrued interest receivable                                                                                    300
     Prepaid Expenses                                                                                            10,320
     Other current assets                                                                                        11,482
         Total Current Assets                                                                                   126,440

Property, Plant and Equipment (Note 1):
     Office furniture and equipment                                                                              24,729
     Computer equipment and software                                                                             39,450
     Telephone equipment                                                                                         12,617
                                                                                                                 76,796
     Less accumulated depreciation                                                                                2,276
         Net Property, Plant and Equipment                                                                       74,520
Other Assets:
     Deposits                                                                                                    10,970
     Note Receivable                                                                                             20,000
     Organization costs, net of amortization                                                        5                 0
         Total Other Assets                                                                         5            30,970
               TOTAL ASSETS                                                              $          5    $      231,930

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Advances payable (Note 3)                                                           $               $       25,000
     Accounts payable                                                                           1,168            16,540
     Payroll taxes payable                                                                                       11,271
     Accrued interest payable                                                                                     2,367
     Due to shareholder, director, officers and employee (Note 2)                                                44,500
         Total Current Liabilities                                                       $      1,168    $       99,678

Long-Term Debt:
     Notes payable (Note 3)                                                                                      75,000
         Total Liabilities                                                                      1,168           174,678

Commitments ad Contingencies (Notes 4 and 5)

Shareholders' Equity:
     Common Stock, $.001 par value, 22,000,000 shares authorized,
         2,532,314 shares issued and outstanding                                                1,274             2,532
     Additional paid in capital                                                                   821            84,196
     Retained deficit                                                                         (3,258)          (29,476)
         Total Shareholders' Equity                                                           (1,163)            57,252
               Total Liabilities and Shareholders' Equity                                $          5    $      231,930


                                The  accompanying  notes are an integral part of
the financial statements.



                             PROTOKOPOS CORPORATION
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 FOR THE NINE MONTHS                   FOR THE THREE MONTHS
                                                                        ENDED                                  ENDED
                                                                    DECEMBER 31,                           DECEMBER 31,
                                                               1997               1996                 1997               1996

REVENUES                                                  $        4,625    $            -0-      $         4,625     $          -0-

OPERATING EXPENSES:
    General and administrative                                    31,796                                   31,796
    Amortization                                                       5                  42                    5                 14
    TOTAL OPERATING EXPENSES                                      31,801                  42               31,801                 14

OTHER INCOME (EXPENSE):
    Interest Income                                                   43                                       43
    Interest Expense                                               (285)                                    (285)
                                                                   (242)                                    (242)

Net (Loss) Before Income Taxes                                  (27,418)                (42)             (27,418)               (14)

Income Taxes                                                         -0-                 -0-                  -0-                -0-

Net (Loss)                                                $     (27,418)    $           (42)      $      (27,418)     $         (14)




























                 See accompanying Notes to Financial Statements.


                             PROTOKOPOS CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                 FOR THE NINE MONTHS                   FOR THE THREE MONTHS
                                                                        ENDED                                  ENDED
                                                                    DECEMBER 31,                           DECEMBER 31,
                                                               1997               1996                 1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                            $     (27,418)    $           (42)      $      (27,418)     $         (14)
    Adjustments to reconcile net income
    to cash provided by operating activities:
       Depreciation                                                  986                                      986
       Amortization                                                    5                  42                    5                 14
       Changes in assets and liabilities:
          Accrued interest receivable                               (42)                                     (42)
          Accounts payable                                       (2,000)                                  (2,000)
          Payroll taxes payable                                    2,671                                    2,671
          Accrued interest payable                                   285                                      285
          Prepaid expenses                                           416                                      416
          Increase in amounts due to shareholder                  10,833                                   10,833

Cash Provided by Operating Activities                           (14,265)                 -0-             (14,265)                -0-

Financing Activities:
    Proceed from stock subscription of Subsidiary                  5,000                                    5,000

Net Decrease in Cash                                             (9,265)                 -0-              (9,265)                -0-
Cash and Cash Equivalents, beginning of period                    10,603                 -0-               10,603                -0-
Cash and Cash Equivalents, end of period                  $        1,338    $            -0-      $         1,338     $          -0-























                 See accompanying Notes to Financial Statements.

                                              PROTOKOPOS CORPORATION
                                       (A Company in the Development Stage)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1997

1.       Summary of Significant Accounting Policies

         Business

         As of December 12, 1997, the Company entered into an agreement whereby the Company will acquire 100% of the issued and outstanding stock of The Rockport Group of Texas, Inc., a Nevada corporation, exchange for 1,513,275 shares of common stock of the Company effective December 17, 1997. Effective January 16, 1997, the Company changed its name to Rockport Healthcare Group, Inc. The Company intends to enter healthcare and managed healthcare related businesses to serve workers' compensation, accident and health, and uninsured, underinsured and uninsurable markets.

         Unaudited Financial Statements

         In the opinion of management, the unaudited financial position as of December 31, 1997 and 1996, the statements of operations for the three month and nine month periods ending December 31, 1997 and 1996 and the cash flows for the three and nine months ended December 31, 1997 and 1996 reflect al adjustments (consisting only of normal recurring adjustments) necessary to fairly present such information in accordance with generally accepted accounting principles. The results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1998.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Expenditures for renewals and betterments are capitalized and maintenance and repairs are expensed as incurred. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets as follows:

                  Office furniture and equipment                         7 years
                  Computer equipment and software                   3 to 5 years
                  Telephone equipment                                    7 years

         Income Taxes

         The Company has adopted the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the new accounting standard, the Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the period that includes the enactment date.

         The Company will file its initial income tax return for the period July 23, 1997 through December 31, 1997 using the cash basis of accounting. Since the utilization of net operating loss carryforwards are not assured, no benefit for future offset of taxable income has been recognized during the period.

         Revenue Recognition

         Revenue will be recognized as the products and services are delivered and earned. Losses are recognized when reasonable estimates of the amount of the loss can be made.

2.       Due to Shareholder, Director, Officer, and Employee

         Shareholders who are also directors and officers of the Company and an employee have advanced funds for operations in the amount of $44,500 to be repaid as funds are available.

3.       Notes Payable

         A Shareholder who is also a director has loaned the Company $100,000 for an 8% note payable due over a one year period once the Company has positive cash flow. A note payable in the amount of $25,000 without interest in payable on demand.

4.       Leases

         The Company leases office space and office equipment under operating leases expiring at various dates through 2002. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Future minimum lease payments for each fiscal year in the five year period ending December 31, 2002 are as follows:

                  1998     $122,048
                  1999     $122,048
                  2000     $ 62,854
                  2001     $  3,660
                  2002     $  1,830

5.       Legal Proceedings

         There are no legal proceedings against the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

         The Company is the development stage. A private placement of the Company's common stock is anticipated during the first quarter of 1998 when operations commence. Currently the Company has limited working capital prior to commencing operations.

                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed a Form 8-K dated December 31, 1997 to report the acquisition of The Rockport Group of Texas, Inc. and the change of control.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PROTOKOPOS CORPORATION



Date:     February 16, 1998                           By:  /s/ Larry K. Hinson
                                                        -------------------
                                                               Larry K. Hinson
                                          Chief Financial and Accounting Officer
                                                    (duly authorized officer)