Form 10KSB40
period 1998-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 1998-07-15
CIK 919606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR END MARCH 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-23514

                            ------------------------

                        ROCKPORT HEALTHCARE GROUP, INC.

              (Exact name of small business issuer in its charter)

                  DELAWARE                             33-0611497
      (State of other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

      50 BRIAR HOLLOW LANE, SUITE 515W                    77027
               HOUSTON, TEXAS                          (Zip Code)
  (Address of principal executive offices)

                                 (713) 621-9424
              Registrant's telephone number, including area code:

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                  VALUE $.001

    Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K Yes /X/.

    State issuer's revenues for its most recent fiscal year: $25,487

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was not determinable since the Common Stock was not traded.

    The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1998:

                COMMON STOCK, $.001 PAR VALUE--2,461,472 SHARES
                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

    GENERAL DEVELOPMENT OF BUSINESS

    Rockport Healthcare Group, Inc., a Delaware corporation (the "Company"), formerly Protokopos Corporation was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. Protokopos Corporation was originally formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

    On December 17, 1997, Protokopos Corporation acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. in exchange for 1,442,432 shares of common stock of Protokopos. As of the same date, 254,760 shares of Protokopos Corporation common stock previously outstanding were cancelled leaving total outstanding Protokopos shares of 2,461,472. On January 16, 1998, the name of the corporation was changed from Protokopos Corporation to Rockport Healthcare Group, Inc.

    The primary activity of the Company is the implementation and/or acquisition of various enterprises involved or related to managed healthcare for benefits to be provided by payors under various accident and sickness and workers' compensation plans. The Company has currently commenced operations and has identified and entered into contracts to acquire several companies in the managed healthcare industry.

    The executive offices of the Company are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027. Its telephone number is (713) 621-9492.

    PLAN OF OPERATION--GENERAL

    The Company was organized for the purpose of creating a corporate holding company to establish or acquire businesses in the managed healthcare industry. The Company has incorporated the following subsidiaries: Rockport Community Network, Inc., Rockport Occupational Network, Inc. and Rockport Advanced Care, Inc. The Company has entered into an agreement to acquire all of the issued and outstanding stock of MedCorp Southwest, Inc., an existing preferred provider organization for accident and health. A letter of intent has been completed for the acquisition of Key Information Services, Inc., a medical access savings card processing company.

    The initial products and services include a health and medical access savings card, a national exclusive healthcare provider network for workers' compensation, a national preferred healthcare provider organization for accident and health and workers' compensation and a national specialty network for catastrophic diseases and injuries.

    Rockport Community Network, Inc. (RCN) was incorporated in the State of Nevada on November 14, 1997, and is a wholly-owned subsidiary of the Company. RCN will be a national preferred healthcare provider organization for both accident and health, auto medical liability and workers' compensation. The provider network will be made available to health insurance companies, self insured employers as well as to other managed healthcare organizations. Fees for use of the network will be based on a fixed amount per covered individual per month or as a percentage of the savings; i.e., the difference between billed charges for healthcare services and the rates contracted by RCN. RCN currently has network access agreements signed with Medview for national coverage for accident and health and workers' compensation. Other network access agreements in place include one with the most comprehensive network in the State of Louisiana and another network for the State of Texas. RCN has in effect three client agreements for use of its networks and is in final negotiations with four other clients with agreements expected to be completed in July, 1998.

    Rockport Occupational Network, Inc. (RON) was incorporated in the State of Nevada on March 19, 1998, and is a wholly-owned subsidiary of the Company. RON is an equity model exclusive occupational healthcare network directed at medium sized employers and workers' compensation insurance companies. The primary care occupational physicians will own up to twenty percent of the local network, and RON will own the balance of eighty percent or more. The goal of RON is to properly align the incentives for the employers, providers, employees and RON, to significantly reduce the costs of occupational illnesses and injuries. RON is currently finalizing its ownership structure. Provider contracts have been completed and sent to six primary occupational industrial clinics in Houston, Texas, for review and comment. The network is expected to be completed in the initial market, Houston, Texas, as early as August, 1998.

    Rockport Advanced Care, Inc. (RAC) was incorporated in the State of Nevada on March 19, 1998, and is a wholly-owned subsidiary of the Company. RAC is a specialized network managing the entire episode of care for catastrophic diseases and injuries. The areas targeted for this network include cardiovascular care, oncology, transplants, neurosurgery, and trauma and burns. Contracting for this network will begin in 1998 and be completed in 1999.

    The Company intends to sell a medical access savings card aimed primarily at the uninsured, uninsurable and underinsured market estimated at 110 million individuals in the United States. The card will afford discounted healthcare services and goods throughout the United States provided by physicians, healthcare facilities, dentists, chiropractors, vision care, and hearing providers. One of the Company's proposed acquisitions, currently in negotiation, is Key Information Services, Inc. which has developed and owns the systems necessary to service the savings card market. Additionally, an agreement has been reached in principle with a Hispanic owned marketing organization located in Houston, Texas, to provide marketing services to the Hispanic community for the Card. Card sales are anticipated to begin in September, 1998.

    The Company has signed a Memorandum of Understanding to acquire all of the issued and outstanding common stock of MedCorp Southwest, Inc., an Austin, Texas based preferred provider organization. MedCorp has approximately 9,700 healthcare providers under contract in the States of Texas, Oklahoma and Arkansas. MedCorp has an existing client base which is producing approximately $26,000.00 per month in revenue. It is anticipated that the acquisition will occur in July, 1998.

    The Company intends to obtain funds in one or more private placements to finance operations and acquisitions. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement. (See "Risk Factors" and "Management".)

    Management anticipates that it will only participate in one business industry, the managed healthcare industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another (see "Risk Factor").

    COMPETITION

    The managed healthcare industry and the Company's markets are highly competitive. The Company will compete by delivering comprehensive, integrated services and/or products to defined healthcare populations with excellent customer services and very competitive pricing. There are many managed healthcare organizations including many that are larger and have financial resources significantly greater than the Company's.

    EMPLOYEES

    At March 31, 1998, the Company employed eleven full time individuals, ten in Houston, Texas and one in Monument, Colorado. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company rents office space in Houston, Texas and an executive suite in Palmer City, Colorado.

ITEM 3.  LEGAL PROCEEDINGS

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has not traded. As of March 31, 1998, there were approximately 300 stockholders of record. No dividends have been paid in the history of the Company. On December 17, 1997, Protokopos Corporation acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. in exchange for 1,442,432 shares of common stock of Protokopos.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

    The Company is seeking capital to fully commence operations and implement its business plan. Sales of the Company's common stock, as well as loans and advances from shareholders and officers have funded organizational activities to date.

    The goal of the Company is to deliver, through various subsidiaries, comprehensive, integrated services and/or products to defined healthcare populations. The companies will be a managed care organization comprised of doctors, hospitals, clinics, chiropractors, dentists, prescription drug, hearing and vision care providers, focused to address three health care markets:
Workers' Compensation; Catastrophic diseases and injuries; and the nearly 110 million Americans who are uninsured, non-insurable and underinsured.

    Healthcare is a massive and dynamic industry in which significant niche opportunities exist. The Company has targeted a number of these inadequately served niche markets believed to afford the prospect of a high rate of return for stockholders. The Company will employ innovative and cost effective techniques and procedures for the delivery of these services. The strategy for accomplishing responsible but rapid growth and obtaining the competitive edge, includes entry into strategic alliances and acquisition of compatible quality networks and health care service companies.

    Substantial resources has been invested in developing the infrastructure to include core management functions, such as customer service, provider relations and finance, designed to support each of the Company's product lines. This will reduce the cost of operating each separate subsidiary and will improve the quality of services rendered.

    The Rockport Healthcare Group, Inc. subsidiaries include:

       Rockport Community Network, Inc. is a preferred provider organization
       (PPO) dedicated to developing national networks of high quality doctors, hospitals, dentists, chiropractors, prescription drug, hearing, vision care providers and other healthcare providers of goods and services to serve the workers' compensation and accident and health markets.

       Rockport Occupational Network, Inc. is an equity model exclusive provider organization (EPO) designed specifically to align the incentives among the stakeholders: employees, payors, providers and the network and offers highly managed workers' compensation health services.

       Rockport Advanced Care, Inc. is a comprehensive and integrated catastrophic disease and injury network organization comprised of nationally recognized providers of disease/illness/injury specific tertiary and quartinary care including: trauma; burns; transplants; hearts; high risk maternal; perinatal and neonatal; cancer; gamma knife; neurological and gastrointestinal disease.

       Rockport Group of Texas, Inc. provides consulting services to the managed care industry and houses the core management functions of the Company.

    The Company is also in the process of establishing or acquiring a company to market a medical access savings card. This savings card will be marketed to the uninsured, non-insurable and under-insured populations. The initial marketing of the card will be in Texas and Louisiana. An agreement in principle has been reached with a Hispanic owned marketing company located in Houston, Texas to market the card to the Hispanic population initially in Texas. The medical access savings card not only provides for savings on healthcare products and services, it also assists, through the toll free provider referral telephone number, those individuals not knowledgeable in healthcare specialties to locate and use the proper type of healthcare provider .

    The following activities, acquisitions and investments are required to begin operations and generate revenue:

    Rockport Community Network--Network access agreements have been executed with Medview Services, Incorporated, F. A. Richard and Associates and TARACO, Inc. Several payor contracts have been signed which will generate revenue beginning in August, 1998.

    Rockport Occupational Network, Inc.--Establishment of the exact equity structure, with accompanying legal opinions that the structure does not violate any Federal or state regulations, is in the process of being completed. Primary care physicians in the Houston market have been identified and contacted. It is anticipated that the legal review will be completed, providers in the Houston market will be contracted, initial payor agreements signed and revenue will begin in September, 1998. Costs for these legal work are estimated to amount to $10,000.00.

    Rockport Advanced Care, Inc. will begin development of its specialty networks for catastrophic diseases and injuries in early 1999 and will not begin to produce revenue until the last quarter of 1999.

    The acquisition of MedCorp Southwest, Inc. is scheduled to be completed on August 1, 1998. The purchase price is $550,000.00 with $100,000.00 down payment at closing and a note payable in the amount of $450,000.00 payable in equal monthly installments at eight percent interest over sixty months. Monthly revenue on the existing business of MedCorp is anticipated to amount to $26,000.00 per month. The remaining note balance at any time during the note period may be converted to common stock of the Company at $2.50 per share.

    Development of the Medical Access Savings Card is scheduled to begin in July, 1998, and Card sales to begin in September, 1998. Acquisition and installation of the systems necessary to process the Card will cost approximately $100,000.00.

    Current funds of the Company are currently inadequate to accomplish the tasks and acquisitions above and to fund the negative cash flow from operations, the total of which is expected to amount to approximately $800,000.00. This amount is anticipated to be raised from the sale of the Company's stock.

    For several years, the Federal government has proposed various forms of national health insurance. Should a comprehensive national health insurance program be enacted, the Company would have to modify its business plan accordingly.

    The Company employed eleven full time staff as of March 31, 1998. As the Company implements its business plan, more employees will be added as required by the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company has selected Warfield & Co., Certified Public Accountants, Scottsdale, Arizona as its auditors. Prior to their appointment, the Company did not have auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    DIRECTORS AND EXECUTIVE OFFICERS

    The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer of the Company is as follows:

NAME                                                    AGE                    POSITION
--------------------------------------------------      ---      ------------------------------------
John K. Baldwin...................................          62   Chairman of the Board
Harry M. Neer.....................................          58   President and Director
Larry K. Hinson...................................          52   Secretary-Treasurer and Director

    John K. Baldwin, Chairman of the Board, and Director, an attorney with an MBA in Finance, during the period 1961 through 1970 served as corporate counsel and held various executive positions with Litton Industries and Dart Industries. Thereafter, as an entrepreneur, he founded businesses which operated profitably in the areas of real estate development, direct sales to consumers and providing marketing and financial services to health care providers. His wholly owned Athena Company was sold to the Gillette Company in 1976. In 1977, he co-founded and served as Vice-Chairman of of American Sterling Corporation which engaged in providing insurance and data processing services to major financial institutions. This business was sold to Zurich Insurance Company in 1997.

    Harry M. Neer, President and Director, has a Masters degree in Hospital Administration and has spent his entire career has been in healthcare delivery and managed healthcare. His experience includes serving as President of USA Health Network Company, Division Vice President of the Hospital Corporation of America (HCA) and President of the Presbyterian Hospital System in Oklahoma City, Oklahoma. From November, 1994, to November, 1997, Mr. Neer was a Partner/Principal in the Rockport Group. From January, 1993, to October, 1994, Mr. Neer was President of USA Health Holding Company, a holding company for a group of managed healthcare companies. Prior to January, 1993, Mr. Neer was a consultant for USA Health Network, Inc. and the Columbia Hospital System.

    Larry K. Hinson, Secretary-Treasurer and Director, has 29 years experience as a CPA in a wide variety of industries. He has served as Chief Financial Officer of USA Health Network Company, Vice President-Treasurer of Reserve Life Insurance Company, Dallas, Texas, and was formerly with Peat, Marwick, Mitchell & Co. in Dallas and Austin, Texas. Mr. Hinson was a Partner/Principal in the Rockport Group from November, 1994, to November, 1997. From March, 1989, to October, 1994, Mr. Hinson was Vice Chairman of the Board of Directors and Chief Financial Officer of USA Health Holding Company and its subsidiaries and also served as President of USA Health Network Company.

    The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

ITEM 10.  EXECUTIVE COMPENSATION

    Senior management has been compensated with a monthly draw as funds have become available.

    Management has loaned the following amounts to the Company through March 31, 1998:

NAME                                                                                AMOUNT
-------------------------------------------------------------------------------  -------------
John K. Baldwin................................................................  $  100,000.00
Harry M. Neer..................................................................  $  125,000.00

    The Rockport Group of Texas expended $75,000.00 to effect the merger with Protokopos Corporation. This amount has been charged to the three executives in the amount of $25,000.00 each which offsets the amounts above. Mr. Hinson owes the Company $7,500.00 for his portion of the $25,000.00 at March 31, 1998.

    During the period December 17, 1997, through March 31, the following compensation was paid to the executive officers and owed to the officers as of March 31, 1998:

NAME                                                                    PAID        ACCRUED
------------------------------------------------------------------  ------------  ------------
John K. Baldwin...................................................  $        -0-  $        -0-
Harry M. Neer.....................................................  $  24,500.00  $  20,500.00
Larry K. Hinson...................................................  $  23,500.00  $  21,500.00

    On funding of the Company, the following annual salaries are proposed to be paid to the officers of the company:

NAME                                                                           COMPENSATION
---------------------------------------------------------------------------  -----------------
John K. Baldwin............................................................   $    160,000.00
Harry M. Neer..............................................................   $    200,000.00
Larry K. Hinson............................................................   $    160,000.00

    Directors currently receive no compensation for their duties as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

    The following table sets forth information relating to the beneficial ownership of Company Common Stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1997.

                                                                                  PERCENTAGE OF
                                                                   NUMBER OF       OUTSTANDING
NAME OF STOCKHOLDER                                              SHARES OWNED     COMMON STOCK
---------------------------------------------------------------  -------------  -----------------
Jehu Hand .....................................................      209,680              8.5%
  24901 Dana Point Harbor Dr.
  Suite 200
  Dana Point, CA 92629

William Prince ................................................      240,000              9.8%
  24901 Dana Point Harbor Dr.
  Suite 200
  Dana Point, CA 96629

Pan Asia ......................................................      234,760              9.5%
  P. O. Box 260050
  Highlands Ranch, CO 80163

Eric Anderson .................................................      180,000              7.3%
  24901 Dana Point Harbor Dr.
  Suite 200
  Dana Point, CA 96629

John K. Baldwin ...............................................      427,774             17.4%
  901 Highland Ave.
  Del Mar, CA 92014

Harry M. Neer(1)...............................................      397,774             16.2%

Larry K. Hinson(1).............................................      397,774             16.2%

Michael Kove(1)................................................      159,110              6.5%

------------------------

(1) The address of such person is in care of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Prior to the merger of Protokopos Corporation and The Rockport Group of Texas, Inc. on December 17, 1997, all of the issued and outstanding stock of The Rockport Group of Texas, Inc. was equally owned by John K. Baldwin, Harry M. Neer and Larry K. Hinson. Subsequent to the merger, Baldwin, Neer and Hinson served on the Company's Board of Directors and as officers of the Company.

                                     PART V

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits. The following exhibits of the Company are included herein.

                                                                                                        SEQUENTIAL PAGE
      EXHIBIT NO.         DOCUMENT DESCRIPTION                                                                NO.
------------------------  ----------------------------------------------------------------------------  ---------------
   3. (Previously filed)  Certificate of Incorporation and Bylaws
                          3.1  Articles of Incorporation(1)
                          3.2  Bylaws(1)

  10.                     Material Contracts
                          10.1  Memorandum of Understanding--Acquisition of MedCorp Southwest, Inc.
                          10.2  Network Access Agreement--F. A. Richard & Associates
                          10.3  Network Access Agreement--Savings Card--F. A. Richard & Associates
                          10.4  Network Access Agreement--TARACO, Inc.
                          10.5  Network Access Agreement--Medview Services, Incorporated

------------------------

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement form 10-SB, File No. 0-2351

    (b) Reports on Form 8-K

        99.1 December 17, 1997, Acquisition or Disposition of Assets dated December 30, 1997

        99.2 December 17, 1997, Acquisition or Disposition of Assets, Amended dated July 17, 1998

                        ROCKPORT HEALTHCARE GROUP, INC.
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (AUDITED)
                                 MARCH 31, 1997
                                   (COMPILED)

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

Of Rockport Healthcare Group, Inc.

    We have audited the accompanying balance sheet of Rockport Healthcare Group f/k/a Protokopos Corporation (a Delaware Corporation) as of March 31, 1998, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates make by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc., as of March 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    The March 31, 1997 financial statements of Protokopos Corporation were compiled by other accountants. We did not audit or review those financial statements and, accordingly, express no opinion or other form of assurance on them.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is unable to meet its financial commitments which give rise to substantial doubt about its ability to continue as a going concern. As discussed in Note 11 to the financial statements, the Company is hopeful of obtaining additional funding through plans to raise additional capital from the private placement of common stock of its parent. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Warfield & Company, CPA's

Scottsdale, Arizona
June 19, 1998

                        ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMALLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1998 AND 1997

                                                                                                1998       1997
                                                                                             ----------  ---------
                                                      ASSETS
Current:
  Cash.....................................................................................  $    1,398  $
  Receivables:
    Due from employee......................................................................         100
    Prepaid expenses.......................................................................       7,449
                                                                                             ----------
    Total Current Assets...................................................................       8,947
                                                                                             ----------
Property, Plant and Equipment (Note 1)
  Office furniture and equipment...........................................................      25,317
  Computer equipment and software..........................................................      39,450
  Telephone equipment......................................................................      12,617
                                                                                             ----------
                                                                                                 77,384
  Less: accumulated depreciation...........................................................      (5,724)
                                                                                             ----------
    Net Property, Plant and Equipment......................................................      71,660
                                                                                             ----------
Other
  Deposits.................................................................................      12,071
  Notes Receivable.........................................................................      20,000
  Organization costs, net of amortization..................................................       1,785          5
                                                                                             ----------  ---------
    Total Other Assets.....................................................................      33,856          5
                                                                                             ----------  ---------
      Total Assets.........................................................................  $  114,463  $       5
                                                                                             ----------  ---------
                                                                                             ----------  ---------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Advances payable (Note 5)................................................................  $   25,000
    Accounts payable.......................................................................      30,112  $   1,168
  Payroll taxes payable....................................................................      13,662
  Accrued payroll..........................................................................      15,417
  Accrued interest payable.................................................................       4,340
  Due to shareholder, director, officers, and employee (Note 3)............................     174,983
                                                                                             ----------  ---------
    Total Current Liabilities..............................................................     263,514      1,168
                                                                                                         ---------
Long-Term Debt
  Note Payable (Note 4 & 10)...............................................................      75,000
                                                                                             ----------
    Total Liabilities......................................................................     338,514
                                                                                             ----------
Commitments and contingencies (Notes 6, 10 & 11)
Shareholders' Equity:
  Preferred stock, $.001 par value, 1,000,000 authorized,
    No shares issued and outstanding.......................................................
  Common stock, $.001 par value, 20,000,000 authorized,
    2,461,472 shares issued and outstanding (March 31, 1998)...............................       2,462
    1,273,800 shares issued and outstanding (March 31, 1997)...............................       1,274
  Additional paid-in capital...............................................................      84,298        821
  Accumulated deficit during the developmental stage.......................................    (310,811)    (3,258)
                                                                                             ----------  ---------
    Total Shareholders' Equity.............................................................    (224,051)    (1,163)
                                                                                             ----------  ---------
      Total Liabilities & Shareholders' Equity.............................................  $  114,463  $       5
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                 See accompanying notes to financial statements

                        ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMALLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE

                         CONSOLIDATED INCOME STATEMENTS

                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                                                            1998          1997
                                                                                        ------------  ------------
Income:
  Consulting Fees.....................................................................  $     25,487  $          0

Operating Expenses:
  Administrative and General..........................................................      (331,367)          214
                                                                                        ------------  ------------

Net (Loss) Before Other Income (Expense) and Income Taxes.............................  $   (305,880)         (214)

Other Income (Expense)
  Interest Expense....................................................................        (2,841)
                                                                                        ------------  ------------

Net (Loss) Before Income Taxes........................................................      (308,721)         (214)

    Income Taxes (Note 1 & 12)........................................................             0             0
                                                                                        ------------  ------------
Net (Loss)............................................................................  $   (308,721) $       (214)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net (Loss) Per Share..................................................................  $       (.19) $       (nil)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted Averaged Number of Shares Outstanding........................................     1,615,459     1,273,800
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See accompanying notes to financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                                                                 1998        1997
                                                                                              -----------  ---------
Operating Activities:
  Net (Loss)................................................................................  $  (308,721) $    (214)

  Adjustments to reconcile net (Loss) to cash flow
    Provided From (Used In) Operating Activities:
    Depreciation............................................................................        4,435
    Amortization............................................................................            5         54
    Changes in assets and liabilities:
      Accrued interest receivable...........................................................          257
      Accounts payable......................................................................       11,540        160
      Payroll taxes payable.................................................................        5,064
      Accrued payroll.......................................................................       15,417
      Accrued interest payable..............................................................        2,258
      Prepaid expenses......................................................................        3,285
      Bad Debts.............................................................................       15,000
      Management fees owed/Amts due to shareholders.........................................       27,833
                                                                                              -----------  ---------
Cash (Used in) Operating Activities.........................................................     (223,627)         0
                                                                                              -----------  ---------

Financing Activities:
  Proceeds from loans from shareholders, officer, directors.................................      113,483
  Proceeds from collections of stock subscriptions..........................................       93,000
  Proceeds from accounts receivable-other...................................................       11,513
                                                                                              -----------  ---------
Cash From Financing Activities..............................................................      217,996          0
                                                                                              -----------  ---------

Investing Activities:
  Loans to employees........................................................................         (100)
  Purchase fixed assets.....................................................................         (588)
  Deposits made.............................................................................       (1,100)
  Organization costs........................................................................       (1,785)
                                                                                              -----------  ---------
Cash (Used in) Investing Activities.........................................................       (3,573)         0
                                                                                              -----------  ---------

Net Decrease in Cash........................................................................       (9,204)         0
                                                                                                           ---------
Cash and Cash Equivalents, beginning of period..............................................       10,602          0
                                                                                              -----------  ---------
Cash and Cash Equivalents, end of period....................................................  $     1,398  $       0
                                                                                              -----------  ---------
                                                                                              -----------  ---------

                See accompanying notes to financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                  FOR THE TWO YEAR PERIOD ENDED MARCH 31, 1998

                                       PREFERRED STOCK             COMMON STOCK          ADD'L                     TOTAL
                                  --------------------------  -----------------------   PAID IN    RETAINED    SHAREHOLDERS'
                                    SHARES        AMOUNT        SHARES      AMOUNTS     CAPITAL     DEFICIT       EQUITY
                                  -----------  -------------  ----------  -----------  ---------  -----------  -------------
Balances at March 31, 1996
  (unaudited)...................                               1,273,800   $   1,273   $     822  $    (3,044)  $      (949)
    Net (Loss) (unaudited)......                                                                         (214)         (214)
                                                              ----------  -----------  ---------  -----------  -------------

Balances at March 31, 1997
  (unaudited)...................                               1,273,800       1,273         822       (3,258)       (1,163)

  Prior Period Adjustment
    (Note 2)....................                                       0           0           0        1,168         1,168

Surrender and Redemption of
  Treasury Stock................                                (254,760)       (254)        254            0             0

Stock Issued in Acquisition
  Of Subsidiary.................                               1,442,432       1,443      83,222            0        84,665

Net (Loss)......................                                       0           0           0     (308,721)     (308,721)
                                                        --
                                       -----                  ----------  -----------  ---------  -----------  -------------
Balances:
  End of Period--
    March 31, 1998..............        None     $       0     2,461,472   $   2,462   $  84,298  $  (310,811)  $  (224,051)
                                                        --
                                                        --
                                       -----                  ----------  -----------  ---------  -----------  -------------
                                       -----                  ----------  -----------  ---------  -----------  -------------

                        ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    The company was incorporated under the laws of the State of Delaware on May 4, 1992. On December 17, 1997, the Company purchased Rockport Group of Texas, Inc. through the issuance of 1,442,432 shares of common stock, and the surrender, redemption, and retirement of 254,760 of Treasury common stock shares. These financial statements have been consolidated effective December 17, 1997.

    In connection with the company's purchase of its subsidiary, Rockport Group of Texas, Inc., the then management of the company resigned and was replaced by the management of Rockport Group of Texas, Inc.

    Effective January 16, 1998, the Company filed and has been approved by the State of Delaware to change its name to Rockport Healthcare Group, Inc. The Company is in the process of notifying and effectuating this name change with the Securities and Exchange Commission.

    In addition to Rockport Group of Texas, Inc., on March 31, 1998, the following wholly owned subsidiaries were formed:

1.         Rockport Occupational Network, Inc.
2.         Rockport Advanced Care, Inc.
3.         Rockport Community Network, Inc.

    These three newly organized subsidiaries are non-operating for this year-end and have no operating effects except for the effect of organizational costs and licensing fees.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and held in bank in unrestricted accounts.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Expenditures for renewals and betterment's are capitalized and maintenance and repairs are expensed as incurred. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets as follows:

Office furniture and equipment.................................................        7 years
Computer equipment and software................................................   3 to 5 years
Telephone equipment............................................................        7 years

ORGANIZATION COSTS

    Prior to the acquisition of Rockport Group of Texas, Inc., the company's activities had been limited to organizational matters. The company's organization costs of $271 have been amortized on a straight-line basis over a period of five years. As of March 31, 1997, all but $5 had been expensed, with this $5 expensed during this reporting period. Organization costs for subsidiaries are amortized on the straight-line basis over a period of five years.

                        ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

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

    The Company will file its initial income tax return using the cash basis of accounting. Since the utilization of net operating loss, carryforwards are not assured, no benefit for future offset of taxable income has been recognized.

REVENUE RECOGNITION

    Revenue will be recognized as products and services are delivered and earned. Losses are recognized when reasonable estimates of the amount of the loss can be made.

NOTE 2:  PRIOR PERIOD ADJUSTMENT

    The company's prior president and controlling shareholder, Jehu Hand had advanced $1,198 to fund operations; $1,168 had been expensed in prior periods, with $30 having been expensed during the first six months of this reporting period. In connection with the purchase of the company's subsidiary, Mr. Hand released the Company of this liability, such that the $1,168 expensed in previous years has been reported as an adjustment of prior periods.

NOTE 3:  DUE TO SHAREHOLDER, DIRECTOR, OFFICER, EMPLOYEE

    Shareholders who are also directors and officers of the Company and an employee of the company's subsidiary have advanced funds to the company's subsidiary for operations, and have deferred receipt of a portion of remuneration owed during this reporting period, the balance of which remains in the amount of $174,983, $53,500 of which is represented by deferred management fees, as of March 31, 1998. These monies are to be repaid as funds become available.

    The Company has expensed management fees in the consolidated income statement of $122,500 of which $53,500 has been accrued and reported as due to the shareholders or the employees of the Company as of March 31, 1998.

    Prior to its acquisition, the company's subsidiary had expensed management fees of $36,667.

NOTE 4.  NOTES PAYABLE

    The subsidiary's preferred stock shareholder who is also a director of both the Company and it's subsidiary has loaned the company's subsidiary $100,000 for an 8% note payable due over a one year period, commencing upon the Company first obtaining a positive cash flow. This note payable has been reduced by $25,000, as a result of the payment made by the Company to the prior controlling shareholder on behalf of this shareholder to effectuate the transfer of control of the Company.

                        ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998

NOTE 5:  ADVANCES PAYABLE

    Advances have been made to the company's subsidiary to assist in meeting its financial commitments by a disinterested party. These advances total $25,000, and are due upon demand and are without interest.

NOTE 6:  LEASES

    The company's subsidiary has assumed leases for office space and office equipment under operating leases originally contracted through SecureHealth Savings Corporation expiring at various dates through 2002. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments for each year in the five-year period ending March 31, 2002 are as follows:

1998...............................................................................  $  91,536
1999...............................................................................     95,303
2000...............................................................................     49,482
2001...............................................................................      3,660
2002...............................................................................      1,830

NOTE 7:  LEGAL PROCEEDINGS

    There are no legal proceedings against the Company.

NOTE 8:  ACQUISITION

    As of December 12, 1997, the Company entered into an agreement with Rockport Group of Texas, Inc. ("ARGT"), a Nevada corporation, for the shareholders of the Company to exchange 80% of the company's issued and outstanding common stock for all of the issued and outstanding stock of RGT. Effective December 17, 1997, the exchange of stock occurred, making the RGT a wholly owned subsidiary of the Company.

    The company's subsidiary has remitted to Jehu Hand, the controlling shareholder prior to this acquisition, $5,000 for legal fees in connection with effectuating this acquisition and change in control.

    The Company changed its name to Rockport Healthcare Group, Inc. effective January 16, 1998, and plans to issue additional common stock in mid-July 1998. Upon the successful funding of this private placement, funds are expected to be provided therefrom to effectuate its on-going operations.

NOTE 9:  CONTINGENT LIABILITIES

    The company's subsidiary has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at $200 per share and is expected to be redeemed out of the proceeds of proposed private placement.

                        ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998

NOTE 10:  RELATED PARTY TRANSACTION

    In connection with the acquisition by the Company of RGT, RGT remitted on behalf of the then three common stock shareholders $75,000 ($25,000 for each) to the controlling shareholder of the Company, Jehu Hand, for the right to exchange the common stock of RGT for that of stock of the Company. The company's subsidiary has reflected in their consolidated financial statements this remittance made on behalf of its then shareholders as a $25,000 reduction in the prior advances and/or the note payable made by each of these shareholders/directors.

NOTE 11:  PROSPECTIVE SUBSEQUENT EVENTS/GOING CONCERN

    The Company has proposed through the sale of additional common stock to raise additional funding which will allow and provide for on-going operations, as well as future potential acquisitions and the ability for the Company to meet its financial responsibilities and commitments. Should the proposed funding not materialize, the Company would not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

NOTE 12:  INCOME TAXES

    The fiscal year end of the Company is March 31. As of March 31, 1997, the Company would have had a net operating loss carryforward of $3,258 that would begin expiring in the year 2010; however, due to the effects of the prior period adjustment (Note 2), this net operating loss carryforward will be adjusted to $2,090. The consolidated tax return filed for the March 31, 1998 fiscal year reflects a loss of $232,886, which will increase the carryover loss. This component would expire in the year 2013.

NOTE 13:  STOCK OPTION PLAN

    The Company had stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified stock options. The Stock Option Committee of the Board determined the option price which can not be less than the fair market value at the date of the grant of 110% of the fair market value if the Optionee holds 10% or more of the company's common stock. The price per share of shares subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the Opitonee holds 10% or more of the company's common stock at the time of grant).

    On May 4, 1997, all outstanding stock option agreements had expired, and there were no extensions or renewals.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July XX10, 1998.

                                ROCKPORT HEALTHCARE GROUP, INC.

                                By:
                                      ------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities on             .

By:                                           Title:
   ------------------------------------
                                              --------------------------------------------