Form 10QSB
period 1998-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 1998-08-14
CIK 919606

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

     Commission File Number 0-23514

                        ROCKPORT HEALTHCARE GROUP, INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its Charter)


         Delaware                                         33-0611497
------------------------------                      ---------------------------
State or other Jurisdiction of                         I.R.S. Employer
Incorporation or Organization                         Identification No.


            50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                (713) 621-9424
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)



     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                           Yes    X         No
                                 ---              ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $.001 par value                           2,927,972
-----------------------------                ----------------------------------
Title of Class                                  Number of Shares outstanding
                                                    at June 30, 1998
No exhibits included.

                        ROCKPORT HEALTHCARE GROUP, INC.
                     COMPANIES IN THE DEVELOPMENTAL STAGE
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                         MARCH 31,      JUNE 30,
                                                           1998           1998
                                                         ---------     ---------
                                    ASSETS
Current:
  Cash                                                   $   1,398     $  30,639
  Receivables:
    Due from employee                                          100
    Stock subscription receivable                                        100,000
Prepaid expenses                                             7,449         4,578
                                                         ---------     ---------
       Total Current Assets                                  8,947       135,216
                                                         ---------     ---------
Property, Plant and Equipment (Note 1)
  Office furniture and equipment                            25,317        25,317
  Computer equipment and software                           39,450        39,450
  Telephone equipment                                       12,617        12,617
                                                         ---------     ---------
                                                            77,384        77,384
  Less accumulated depreciation                              5,724         9,158
                                                         ---------     ---------
       Net Property, Plant and Equipment                    71,660        68,226
                                                         ---------     ---------
Other
  Deposits                                                  12,071        12,071
  Organization cost, net of amortization                     1,785         1,695
  Note receivable                                           20,000        20,000
                                                         ---------     ---------
       Total Other Assets                                   33,856        33,766
                                                         ---------     ---------
                                                         $ 114,463     $ 237,209
                                                         ---------     ---------
                                                         ---------     ---------
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Advances payable                                       $  25,000     $  55,000
  Accounts payable (Note 2)                                 30,112        38,179
  Payroll taxes payable                                     13,662        55,472
  Accrued payroll                                           15,417        20,058
  Accrued interest payable                                   4,340         6,340
  Due to shareholders, directors, officers, and
   employee (Note 3)                                       174,983      219,746
                                                         ---------     ---------
       Total Current Liabilities                           263,514       394,795
                                                         ---------     ---------
Long-Term Debt:
  Notes payable (Note 4)                                    75,000       117,000
                                                         ---------     ---------
       Total Liabilities                                   338,514       511,795
                                                         ---------     ---------
Commitments and Contingencies (Notes 5, 7 and 8)
Shareholders' Equity:
  Preferred stock, $.001 par value, 1,000,000
   authorized, no shares issued and outstanding
  Common stock, no par value, 20,000,000 shares
   authorized, 2,927,972 shares issued and outstanding       2,462         2,929
  Additional paid in capital                                84,298       334,832
  Retained Earnings                                       (310,811)     (613,346)
                                                         ---------     ---------
       Total Shareholders' Equity                         (224,051)     (274,586)
                                                         ---------     ---------
                                                         $ 114,463     $ 237,209
                                                         ---------     ---------
                                                         ---------     ---------

                See accompanying notes to financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                     COMPANIES IN THE DEVELOPMENTAL STAGE
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           FOR THE THREE MONTHS
                                                              ENDED JUNE 30,
                                                         -------------------------
                                                            1998          1997
                                                         ----------     ----------
Income:
   Consulting Fees and Other Income                      $        0     $        0
                                                         ----------     ----------

Operating Expenses:
   General and administrative                               296,717             15
   Depreciation and amortization                              3,524              5
                                                         ----------     ----------
Total Operating Expenses                                    300,241             20
                                                         ----------     ----------
Net (Loss) Before Other Income (Expense) and
 Income Taxes                                              (300,241)           (20)

Other Income (Expense)
   Interest Expense                                          (2,294)             0
                                                         ----------     ----------
                                                             (2,294)             0
                                                         ----------     ----------
Net Loss Before Income Taxes                               (302,535)           (20)
Income Taxes                                                      0              0
                                                         ----------     ----------
Net Loss                                                 $ (302,535)    $      (20)
                                                         ----------     ----------
                                                         ----------     ----------
Net Loss per share                                       $    (0.11)    $     (Nil)
                                                         ----------     ----------
                                                         ----------     ----------
Weighted Average Number of Shares Outstanding             2,657,153      1,273,800
                                                         ----------     ----------
                                                         ----------     ----------

                 See accompanying notes to financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                       STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE QUARTER ENDED JUNE 30, 1998
                                  (UNAUDITED)

                                                                                      ADDITIONAL                    TOTAL
                                                        PREFERRED        COMMON        PAID IN       RETAINED     SHAREHOLDERS'
                                                          STOCK           STOCK        CAPITAL       EARNINGS       EQUITY
                                                        ---------        -------       --------      --------      ---------
Beginning 3-31-98                                       $       0          2,462         84,298      (310,811)     $(224,051)
Stock Issued                                                                 467        251,534                      252,000
Net Loss                                                                                             (302,535)      (302,535)
                                                        ---------        -------       --------      --------      ---------
Balance, End of Period                                  $       0          2,929        335,832      (613,346)     $(274,586)
                                                        ---------        -------       --------      --------      ---------
                                                        ---------        -------       --------      --------      ---------

              See accompanying notes to financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                            STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED JUNE 30, 1998

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                           1998           1997
                                                        -----------------------
Operating Activities:
   Net loss                                             $(302,535)       $  (20)
   Adjustments to reconcile net loss to cash flow
    from (for) operating activities:
     Depreciation                                           3,434
     Amortization of organization costs                        90             5
     Changes in assets and liabilities:
       Accounts payable                                    (8,067)           15
       Payroll taxes payable                              (41,810)
       Accrued payroll                                     (4,641)
       Accrued management fees                            (35,000)
       Accrued interest payable                            (2,000)
       Prepaid expenses                                     2,871
                                                        ---------         -----
Cash For Operating Activities                            (204,623)            0
                                                        ---------         -----

Financing Activities:
   Proceeds from sale of stock                            152,001
   Proceeds from notes payable                             72,000
   Loans from shareholders                                  9,763
                                                        ---------         -----
Cash From Financing Activities                            233,764             0
                                                        ---------         -----

Investing Activities:
   Collection of employee loans                               100
                                                        ---------         -----
Cash Used in Investing Activities                             100             0
                                                        ---------         -----

Net Increase in Cash                                       29,241             0
Cash and Cash Equivalents, beginning of period              1,398             0
                                                        ---------         -----
Cash and Cash Equivalents, end of period                $  30,639         $   0
                                                        ---------         -----
                                                        ---------         -----

                  See accompanying notes to financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                  (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                     COMPANIES IN THE DEVELOPMENTAL STAGE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


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

In addition to Rockport Group of Texas, Inc., as of June 30, 1998, the following wholly owned subsidiaries had been formed:
          Rockport Occupational Network, Inc.
          Rockport Advanced Care, Inc.
          Rockport Community Network, Inc.


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

          Office furniture and equipment............. 7 years
          Computer equipment and software............ 3 to 5 years
          Telephone equipment........................ 7 years


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


NOTE 3:   DUE TO SHAREHOLDER, DIRECTOR, OFFICER, EMPLOYEE

Shareholders who are also directors and officers of the Company and an employee of the Company's subsidiary have advanced funds to the Company's subsidiary for operations, and have deferred receipt of a portion of remuneration owed during this reporting period, the balance of which remains in the amount of $219,746, $88,500 of which is represented by deferred management fees, as of June 30, 1998. These monies are to be repaid as funds become available.

The Company has expensed management fees in the consolidated income statement of $75,000 of which $35,000 has been accrued and reported as due to the shareholders or the employees of the Company as of June 30, 1998.

Prior to its acquisition, the Company's subsidiary had expensed management fees of $36,667.

NOTE 4.   NOTES PAYABLE

The subsidiary's preferred stock shareholder who is also a director of both the Company and it's subsidiary has loaned the Company's subsidiary $100,000 for an 8% note payable due over a one year period, commencing upon the Company first obtaining a positive cash flow. This note payable has been reduced by $25,000, as a result of the payment made by the Company to the prior controlling shareholder on behalf of this shareholder to effectuate the transfer of control of the Company. Additional loans in the amount of $42,000.00 were advance during the three months ended June 30, 1998.

NOTE 5:   ADVANCES PAYABLE

Advances have been made to the Company's subsidiary to assist in meeting its financial commitments by a disinterested party. These advances total $25,000, and are due upon demand and are without interest.

NOTE 6:   LEASES

     The Company's subsidiary has assumed leases for office space and office equipment under operating leases expiring at various dates through 2002. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments for each year in the five-year period ending March 31, 2002 are as follows:

                          $64,794
                           95,303
                           49,482
                            3,660
                            1,830


NOTE 7:   LEGAL PROCEEDINGS

     There are no legal proceedings against the Company.

NOTE 8:   ACQUISITION

     As of December 12, 1997, the Company entered into an agreement with Rockport Group of Texas, Inc. ("RGT"), a Nevada corporation, for the shareholders of the Company to exchange 80% of the Company's issued and outstanding common stock for all of the issued and outstanding stock of RGT. Effective December 17, 1997, the exchange of stock occurred, making the RGT a wholly owned subsidiary of the Company.

The Company's subsidiary has remitted to Jehu Hand, the controlling shareholder prior to this acquisition, $5,000 for legal fees in connection with effectuating this acquisition and change in control.

The Company changed its name to Rockport Healthcare Group, Inc. effective January 16, 1998, and plans to issue additional common stock during 1998. Upon the successful funding of this private placement, funds are expected to be provided therefrom to effectuate its on-going operations.

NOTE 9:   CONTINGENT LIABILITIES

The Company's subsidiary has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at $200 per share and is expected to be redeemed out of the future cash flow of the Company.

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

NOTE 13:  STOCK OPTION PLAN

The Company had stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified stock options. The Stock Option Committee of the Board determined the option price which can not be less than the fair market value at the date of the grant of 110% of the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the Optionee holds 10% or more of the Company's common stock at the time of grant).

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

     The following activities, acquisitions and investments are required to begin operations and generate revenue:

     Rockport Community Network - Network access agreements have been executed with Medview Services, Incorporated, F. A. Richard and Associates and TARECO, Inc. Several payor contracts have been signed which will generate revenue beginning in August, 1998.

     Rockport Occupational Network, Inc. - Establishment of the exact equity structure, with accompanying legal opinions that the structure does not violate any Federal or state regulations, is in the process of being completed. Primary care physicians in the Houston market have been identified and contacted. It is anticipated that the legal review will be completed, providers in the Houston market will be contracted, initial payor agreements signed and revenue will begin in September, 1998. Costs for these legal work are estimated to amount to $10,000.00.

     Rockport Advanced Care, Inc. will begin development of its specialty networks for catastrophic diseases and injuries in early 1999 and will not begin to produce revenue until the last quarter of 1999.

     The acquisition of MedCorp Southwest, Inc. is scheduled to be completed in August, 1998. The purchase price is $550,000.00 with $100,000.00 down payment at closing and a note payable in the amount of $450,000.00 payable in equal monthly installments at eight percent interest over sixty months. Monthly revenue on the existing business of MedCorp is anticipated to amount to $26,000.00 per month. The remaining note balance at any time during the note period may be converted to common stock of the Company at $2.50 per share.

     Development of the Medical Access Savings Card is scheduled to begin in August, 1998, and Card sales to begin in October, 1998. Acquisition and installation of the systems necessary to process the Card will cost approximately $100,000.00.

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

     The Company employed eleven full time staff as of June 30, 1998. As the Company implements its business plan, more employees will be added as required by the Company's operations.


                          PART II. OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS - None

     Item 2. CHANGES IN SECURITIES - None

     Item 3. DEFAULTS UPON SENIOR SECURITIES - None

     Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

     Item 5. OTHER INFORMATION - None

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

             Exhibit 27 - Financial Data Schedule


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROCKPORT HEALTHCARE GROUP, INC.
                                (Registrant)



                                ---------------------------------------
August 15, 1998                 Larry K. Hinson
                                Chief Financial and Accounting Officer
                                (duly authorized officer)