Form 10QSB
period 1998-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 1998-11-10
CIK 919606

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

     Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
-------------------------------------------------------------------------------
              (Exact Name of Registrant as specified in its Charter)

             Delaware                                33-0611497
--------------------------------------          --------------------
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

                              Yes   X         No
                                  -----          -----

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

 Common Stock, $.001 par value                              3,936,722
-------------------------------                   ----------------------------
       Title of Class                             Number of Shares outstanding
                                                     at September 30, 1998

One exhibit included.

                          ROCKPORT HEALTHCARE GROUP, INC.
                        (COMPANIES IN THE DEVELOPMENT STAGE)
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                      MARCH 31,     SEPT. 30,
                                                        1998           1998
                                                      ---------    ----------
                                      ASSETS

Current:
  Cash                                                 $  1,398     $  60,702
  Receivables:
    Trade                                                               7,532
    Due from employee                                       100            47
    Stock subscriptions receivable (Notes 2 and 13)                   971,000
  Prepaid expenses                                        7,449         1,707
                                                      ---------    ----------
      Total Current Assets                                8,947     1,040,987
                                                      ---------    ----------
Property, Plant and Equipment (Note 1)
  Office furniture and equipment                         25,317        26,179
  Computer equipment and software                        39,450        39,450
  Telephone equipment                                    12,617        12,617
                                                      ---------    ----------
                                                         77,384        78,246
  Less accumulated depreciation                           5,724        12,601
                                                      ---------    ----------
      Net Property, Plant and Equipment                  71,660        65,645
                                                      ---------    ----------
Other
  Deposits                                               12,071        10,015
  Organization cost, net of amortization                  1,785         1,815
  Note receivable                                        20,000        20,000
  Notes receivable - employee stock loans (Note 13)                   135,000
  Capitalized loan costs (Note 5)                                     191,667
  Investment in Key Card contract                                       3,325
  Goodwill (Note 8)                                                   100,000
                                                      ---------    ----------
      Total Other Assets                                 33,856       461,821
                                                      ---------    ----------
TOTAL ASSETS                                           $114,463    $1,568,454
                                                      ---------    ----------
                                                      ---------    ----------

                          ROCKPORT HEALTHCARE GROUP, INC.
                        (COMPANIES IN THE DEVELOPMENT STAGE)
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)



                                                      MARCH 31,     SEPT. 30,
                                                        1998           1998
                                                      ---------    ----------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Advances payable                                     $ 25,000    $
  Accounts payable (Note 3)                              30,112        49,705
  Payroll taxes payable                                  13,662        40,227
  Accrued payroll and related taxes                      15,417        27,086
  Accrued interest payable                                4,340         7,213
  Due to shareholders, directors, officers,
    and employee (Note 4)                               174,983       298,210
                                                      ---------    ----------
      Total Current Liabilities                         263,514       422,440
                                                      ---------    ----------
Long-Term Debt:
  Notes payable (Note 5)                                 75,000       275,000
                                                      ---------    ----------
      Total Liabilities                                 338,514       697,440
                                                      ---------    ----------
Commitments and Contingencies (Notes 5, 7 and 8)

Shareholders' Equity:
  Preferred stock, $.001 par value, 1,000,000
    authorized, no shares issued and outstanding
  Common stock, no par value, 20,000,000 shares
    authorized, 3,936,722 shares issued and
    outstanding                                           2,462         3,937
  Additional paid in capital                             84,298     1,824,824
  Retained Earnings                                    (310,811)     (957,747)
                                                      ---------    ----------
      Total Shareholders' Equity                       (224,051)      871,014
                                                      ---------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $114,463    $1,568,454
                                                      ---------    ----------
                                                      ---------    ----------

               See accompanying notes to financial statements.

                          ROCKPORT HEALTHCARE GROUP, INC.
                        (COMPANIES IN THE DEVELOPMENT STAGE)

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                           FOR THE SIX MONTHS      FOR THE THREE MONTHS
                                                 ENDED                      ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,

                                           1998        1997         1998         1997
                                       ----------   ----------  ----------   ----------
Income:
  Network fees                         $   19,805   $   -0-     $   19,805   $
Cost Of Sales:
  Network access fees                       3,043                    3,043
                                       ----------   ----------  ----------   ----------
Gross Profit                               16,762                   16,762

Operating Expenses:
  General and administrative              644,763           30     348,046           15
  Depreciation and amortization            15,390           28      11,866
                                       ----------   ----------  ----------   ----------
                                          660,153           58     359,912           15
                                       ----------   ----------  ----------   ----------
Net Loss Before Other Income (Expense)
  and Income Taxes                       (643,391)         (58)   (343,150)         (15)
Other Income (Expense)
  Interest expense                         (3,545)                  (1,251)
                                       ----------   ----------  ----------   ----------
Net Loss Before Income Taxes             (646,936)         (58)    344,401          (15)
Income taxes                                    0                        0
                                       ----------   ----------  ----------   ----------
Net Loss                               $ (646,936)  $      (58) $  344,401   $      (15)
                                       ----------   ----------  ----------   ----------
Net Loss per share                     $    (0.21)  $     (Nil) $    (0.10)  $     (Nil)
                                       ----------   ----------  ----------   ----------

Weighted Average Number of Shares
  Outstanding                           3,032,399    1,273,800   3,398,352    1,273,800

                  See accompanying notes to financial statements.

                           ROCKPORT HEALTHCARE GROUP, INC.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                                    (Unaudited)

                                                 ADDITIONAL                      TOTAL
                         PREFERRED     COMMON      PAID IN       RETAINED     SHAREHOLDERS'
                           STOCK       STOCK       CAPITAL       EARNINGS        EQUITY
                         ---------     ------    ----------      --------     -------------
Beginning 3-31-98           $ 0        2,462         84,298      (310,811)     $ (224,051)
Stock Issued                           1,475      1,740,526                     1,742,001
Net Loss                                                         (646,936)       (646,936)
                         ---------     ------    ----------      --------     -------------
Balance, End of Period      $ 0        3,937      1,824,824      (957,747)     $ (871,014)
                         ---------     ------    ----------      --------     -------------
                         ---------     ------    ----------      --------     -------------

               See accompanying notes to financial statements.

                          ROCKPORT HEALTHCARE GROUP, INC.
                        (COMPANIES IN THE DEVELOPMENT STAGE)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             FOR THE SIX MONTHS       FOR THE THREE MONTHS
                                                    ENDED                     ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                             1998          1997        1998          1997
                                           ---------       ----      ---------       ----
Operating Activities:
  Net loss                                 $(646,936)      $(35)     $(344,401)      $(15)
  Adjustments to reconcile net loss to
    cash flow for operating activities:
    Depreciation                               6,877                     3,443
    Amortization of organization costs           180          5             90         15
    Amortization of loan costs                 8,333                     8,333
    Stock issued for services                 25,000                    25,000
    Changes in assets and liabilities:
      Accounts payable                       19,593                     11,526
      Payroll taxes payable                  26,565                    (15,245)
      Accrued payroll                        10,141                      5,500
      Accrued payroll taxes                   1,518                      1,528
      Accrued management fees                57,000                     22,000
      Accrued interest payable                2,873                        873
      Accounts receivable - trade            (7,532)                    (7,532)
      Prepaid expenses                        5,742                      2,871
                                           ---------       ----      ---------       ----
Cash For Operating Activities              (490,637)         30       (286,015)
                                           ---------       ----      ---------       ----
Financing Activities:
     Proceeds from sale of stock            286,000                    104,000
     Proceeds from notes payable            200,000                    200,000
     Loans from shareholders                 66,229                     14,466
     Deposit refunds                          2,056                      2,055
                                           ---------       ----      ---------       ----
Cash from Financing Activities              554,285                    320,521
                                           ---------       ----      ---------       ----
Investing Activities:
     Purchase of fixed assets                  (862)                      (862)
     Investment in Key Card contract         (3,325)                    (3,325)
     Organization costs                        (210)                      (210)
     Employee advances, net                      53                        (47)
                                           ---------       ----      ---------       ----
Cash Used in Investing Activities            (4,344)                    (4,444)
                                           ---------       ----      ---------       ----
Net Increase in Cash                         59,304                     30,062
Cash and Cash Equivalents, beginning          1,398                     30,639
                                           ---------       ----      ---------       ----
Cash and Cash Equivalents, end of period   $ 60,702        $  0       $ 60,702       $  0
                                           ---------       ----      ---------       ----
                                           ---------       ----      ---------       ----

                      See accompanying notes to financial statements.

                          ROCKPORT HEALTHCARE GROUP, INC.
                        (COMPANIES IN THE DEVELOPMENT STAGE)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998

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

In addition to Rockport Group of Texas, Inc., as of September 30, 1998, the following wholly owned subsidiaries had been formed or acquired:

     Rockport Occupational Network, Inc.
     Rockport Advanced Care, Inc.
     Rockport Community Network, Inc.
     Newton Healthcare Network, LLC

     As of September 14, 1998, the Rockport Community Network, Inc. acquired all of the issued and outstanding stock of Newton Healthcare Network, LLC, a Texas preferred healthcare provider network for 100,000 shares of stock of Rockport Healthcare Group, Inc..

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


          Office furniture and equipment ............7 years
          Computer equipment and software............3 to 5 years
          Telephone equipment ...................... 7 years

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

NOTE 2  SUBSCRIPTIONS RECEIVABLE

The Company has two Stock Subscription Receivables for 1,175,000 shares, both due from third parties. Of the original amount due, $104,000 has been collected during the current fiscal year through September 30, 1998, and $31,000 collected in October. The balance is expected to be collected during the fourth calendar quarter.

NOTE 3:  PRIOR PERIOD ADJUSTMENT

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

NOTE 4:  DUE TO SHAREHOLDER, DIRECTOR, OFFICER, EMPLOYEE

Shareholders who are also directors and officers of the Company and an employee of the Company's subsidiary have advanced funds to the Company's subsidiary for operations, and have deferred receipt of a portion of remuneration owed during this reporting period, the balance of which remains in the amount of $298,210, $110,500 of which is represented by deferred management fees, as of September 30, 1998. These monies are to be repaid as funds become available.

The Company has expensed management fees in the consolidated income statement of $150,000 of which $57,000 has been accrued and reported as due to the shareholders or the employees of the Company as of September 30, 1998.

Prior to its acquisition, the Company's subsidiary had expensed management fees of $36,667.

NOTE 5.  NOTES PAYABLE

The subsidiary's preferred stock shareholder who is also a director of both the Company and it's subsidiaries has loaned the Company's subsidiary $100,000 for an 8% note payable due over a one year period, commencing upon the Company first obtaining a positive cash flow. This note payable has been reduced by $25,000, as a result of the payment made by the Company to the prior controlling shareholder on behalf of this shareholder to effectuate the transfer of control of the Company. Additional loans in the amount of $57,000.00 were advanced by this shareholder during the six months ended September 30, 1998.

On September 14, 1998, Bannon Energy Corporation loaned the Company $200,000 for a one year, 8% note payable in the same amount plus 200,000 shares of Rockport Healthcare Group, Inc.. The stock, valued at $1.00 per share has been recorded as a loan cost and is being amortized over the period of the loan, one year.

NOTE 6:  LEASES

The Company's subsidiary has assumed leases for office space and office equipment under operating leases expiring at various dates through 2002. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments for each year in the five-year period ending March 31, 2002 are as follows:


          1998                 $58,764
          1999                  68,558
          2000                  36,109
          2001                   3,660
          2002                   1,830

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

The Company changed its name to Rockport Healthcare Group, Inc. effective January 16, 1998.

On September 14, 1998, Rockport Community Network, Inc. acquired all of the issued and outstanding stock of Newton Healthcare Network, LLC in exchange for 100,000 shares of stock of Rockport Healthcare Group, Inc. Goodwill has been recorded in the amount of $100,000 and will be amortized over a 20 year period.

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

NOTE 13:  STOCK OPTION PLAN AND OTHER STOCK TRANSACTIONS

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

During the current period, the Company sold 135,000 shares of its stock to certain key officers and employees at the price of $1.00 per share. The Company received non-recourse notes receivable secured by the stock in exchange. The notes are due and payable in one year from the issuance of the stock.

The Company entered into a funding arrangement with Primex Capital of Houston, Texas whereby the Company issued 500,000 shares of its stock in exchange for $1,000,000 payable in increments with funding to be completed by December 31, 1998. The Company collected $74,000 during the current period. The balance has been reflected as a Subscription Receivable as of September 30, 1998.

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

     Healthcare is a massive and dynamic industry in which significant niche opportunities exist. The Company has targeted a number of these inadequately served niche markets believed to afford the prospect of a high rate of return for stockholders. The Company will employ innovative and cost effective techniques and procedures for the delivery of these services. The strategy for accomplishing responsible but rapid growth and obtaining the competitive edge includes entry into strategic alliances and acquisition of compatible quality networks and health care service companies.

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

          Newton Healthcare Network, LLC is a state-wide preferred provider organization in Texas which will serve the accident and health, workers' compensation, and medical savings card markets.

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

     The following activities, acquisitions and investments are required to begin operations and generate revenue:

     Rockport Community Network - Network access agreements have been executed with a national preferred provider organization and preferred provider organizations in Louisiana, Ohio, and Indiana. Several payor contracts have been signed which began generating revenue in July, 1998. Rockport Community Network acquired Newton Healthcare Network on September 14, 1998. Newton is a state-wide preferred provider organization in Texas. The Company has received a letter of intent from a large Houston employer with over 30,000 employees to utilize the services of Rockport Community Network beginning in November, 1998.

     Rockport Occupational Network, Inc. - the equity structure has been determined and the legal opinion that the structure does not violate any Federal or state regulations, is in the process of being completed. Primary care physicians in the Houston market have been identified and contacted. It is anticipated that the legal review will be completed, providers in the Houston market will be contracted, initial payor agreements signed and revenue will begin in January, 1998. Costs for these legal work are estimated to amount to $10,000.00.

     Rockport Advanced Care, Inc. will begin development of its specialty networks for catastrophic diseases and injuries in early 1999 and will not begin to produce revenue until the last quarter of 1999.

     Rockport has signed an agreement to process and administer the current accounts of Key Card Company. Development of the Company's Medical Passport Card has begun and Card sales are scheduled to begin in January, 1998. Acquisition and installation of the systems necessary to process the Card will cost approximately $100,000.00.

     Current funds of the Company are currently inadequate to accomplish the tasks and acquisitions above and to fund the negative cash flow from operations, the total of which is expected to amount to approximately $800,000.00. This amount is anticipated to be raised from the sale of the Company's stock and borrowings.

     For several years, the Federal government has proposed various forms of national health insurance. Should a comprehensive national health insurance program be enacted, the Company would have to modify its business plan accordingly.

     The Company employed fifteen full time staff as of September 30, 1998. As the Company implements its business plan, more employees will be added as required by the Company's operations.

                             PART II. OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS - None

     Item 2. CHANGES IN SECURITIES - None

     Item 3. DEFAULTS UPON SENIOR SECURITIES - None

     Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

     Item 5. OTHER INFORMATION - None

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

             Ex. 27 - Financial Data Schedule

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROCKPORT HEALTHCARE GROUP, INC.
                                       (Registrant)


                                       ----------------------------------------
November 15, 1998                      Larry K. Hinson
                                       Chief Financial and Accounting Officer
                                       (duly authorized officer)