Form 10QSB
period 1998-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 1999-02-03
CIK 919606

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

     Commission File Number 0-23514

                       ROCKPORT HEALTHCARE GROUP, INC.
------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its Charter)

           Delaware                                           33-0611497
--------------------------------                    --------------------------
 State or other Jurisdiction of                       I.R.S. Employer Identi-
 Incorporation or Organization                              fication No.

            50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                (713) 621-9424
------------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)



     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                            Yes _X__         No_____

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

 Common Stock, $.001 par value                             4,463,982
--------------------------------                 -----------------------------
 Title of Class                                   Number of Shares outstanding
                                                      at December 31, 1998
One exhibit included.

                       ROCKPORT HEALTHCARE GROUP, INC.
                    (COMPANIES IN THE DEVELOPMENT STAGE)
                        CONSOLIDATED BALANCE SHEETS

                                                            DEC 31,
                                                              1998          MARCH 31,
                                                           (UNAUDITED)        1998
                                                           -----------      ---------
                                   ASSETS
Current:
   Cash                                                     $  100,847      $  1,398
   Receivables:
      Trade                                                     12,083          -
      Due from employee                                        -                 100
      Stock subscriptions receivable (Notes 2 and 13)          911,000          -
   Prepaid expenses                                              1,541         7,449
                                                            ----------      --------
          Total Current Assets                               1,025,471         8,947
                                                            ----------      --------

Property, Plant and Equipment (Note 1)
   Office furniture and equipment                               26,179        25,317
   Computer equipment and software                              39,450        39,450
   Telephone equipment                                          15,085        12,617
                                                            ----------      --------
                                                                80,714        77,384
   Less accumulated depreciation                                16,122         5,724
                                                            ----------      --------
          Net Property, Plant and Equipment                     64,592        71,660
                                                            ----------      --------

Other
   Deposits                                                     10,015        12,071
   Organization cost, net of amortization                        2,094         1,785
   Note receivable                                             -              20,000
   Notes receivable - employee stock loans (Note 13)           135,000          -
   Capitalized loan costs, net of amortization (Note 5)        175,000          -
   Other assets                                                  9,541          -
   Goodwill (Note 8)                                            99,849          -
                                                            ----------      --------
          Total Other Assets                                   431,499        33,856
                                                            ----------      --------
   TOTAL ASSETS                                             $1,521,563      $114,463
                                                            ----------      --------
                                                            ----------      --------

           See accompanying notes to unaudited financial statements.

                       ROCKPORT HEALTHCARE GROUP, INC.
                    (COMPANIES IN THE DEVELOPMENT STAGE)
                        CONSOLIDATED BALANCE SHEETS

                                                           DEC. 31,
                                                             1998           MARCH 31,
                                                          (UNAUDITED)         1998
                                                          -----------       ---------
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Advances payable                                       $    25,000       $  25,000
   Notes payable (Note 5)                                     300,000            -
   Accounts payable (Note 3)                                   89,537          30,112
   Payroll taxes payable                                       88,846          13,662
   Accrued payroll and related taxes                           25,558          15,417
   Accrued interest payable                                     7,414           4,340
   Due to shareholders, directors, officers, and
    employee (Note 4)                                          33,092         174,983
                                                          -----------       ---------
      Total Current Liabilities                               569,447         263,514
                                                          -----------       ---------

Long-Term Debt:
   Note payable (Note 5)                                         -             75,000
                                                          -----------       ---------
          Total Liabilities                                   569,447         338,514
                                                          -----------       ---------

Commitments and Contingencies (Notes 5, 7 and 8)

Shareholders' Equity:
   Preferred stock, $.001 par value, 1,000,000
      authorized, no shares issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized,
      4,463,982 shares issued and outstanding                   4,464           2,462
   Additional paid in capital                               2,335,356          84,298
   Retained earnings                                       (1,387,704)       (310,811)
                                                          -----------       ---------
          Total Shareholders' Equity                          952,116        (224,051)
                                                          -----------       ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 1,521,563       $ 114,463
                                                          -----------       ---------
                                                          -----------       ---------

            See accompanying notes to unaudited financial statements.

                       ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                   ENDED                         ENDED
                                                DECEMBER 31,                 DECEMBER 31,

                                             1998         1997           1998           1997
                                          ---------     --------     -----------      --------
 Income:
       Network fees                       $   8,068     $  4,625     $    27,873      $  4,625
 Cost Of Sales:
       Network access fees                    4,481                        7,524
                                          ---------     --------     -----------      --------

 Gross Profit                                 3,587        4,625          20,349         4,625

 Operating Expenses:
       General and administrative           353,709       31,796         998,472        31,796
       Depreciation and amortization         70,308            5          85,698             5
                                          ---------     --------     -----------      --------
                                            424,017       31,801       1,084,170        31,801
                                          ---------     --------     -----------      --------
 Net Loss Before Other Income (Expense)
       and Income Taxes                    (420,430)     (27,176)     (1,063,821)      (21,176)
 Other Income (Expense)
       Interest income                                        43                            43
       Interest expense                      (9,527)        (285)        (13,072)         (285)
                                          ---------     --------     -----------      --------
                                             (9,527)        (242)        (13,072)         (242)
                                          ---------     --------     -----------      --------

 Net Loss Before Income Taxes              (429,957)     (27,418)     (1,076,893)      (27,418)
 Income taxes                                  -                           -
                                          ---------     --------     -----------      --------
 Net Loss                                 $(429,957)    $(27,418)    $(1,076,893)     $(27,418)
                                          ---------     --------     -----------      --------
                                          ---------     --------     -----------      --------


 Net Loss per share                       $   (0.11)    $   (.02)    $     (0.32)     $   (.02)
                                          ---------     --------     -----------      --------
                                          ---------     --------     -----------      --------

 Weighted Average Number of Shares
       Outstanding
                                          4,063,427    1,467,442       3,402,075     1,338,582

         See accompanying notes to unaudited financial statements.

                       ROCKPORT HEALTHCARE GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1998

                                                               ADDITIONAL                      TOTAL
                                         PREFERRED     COMMON   PAID IN      RETAINED      SHAREHOLDERS'
                                           STOCK       STOCK    CAPITAL      EARNINGS          EQUITY
                                        -----------    ------  ----------   -----------    ------------
Balance March 31, 1998                  $         0     2,462      84,298     (310,811)    $  (224,051)
Stock Issued, 2,002,960 shares                 -        2,002   2,251,058         -          2,253,060
Net Loss                                       -         -           -      (1,076,893)     (1,076,893)
                                        --------------------------------------------------------------
Balance Dec. 31, 1998 (unaudited)       $         0     4,464   2,335,356   (1,387,704)    $   952,116
                                        --------------------------------------------------------------
                                        --------------------------------------------------------------


              See accompanying notes to unaudited financial statements

                       ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                               FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                     ENDED                       ENDED
                                                   DECEMBER 31,               DECEMBER 31,
                                                 1998        1997          1998          1997
                                              ---------    --------      ---------     -------
 Operating Activities:
    Net Loss                                  $(429,957)   $(27,418)   $(1,076,893)   $(27,418)

    Adjustments to reconcile net loss to
       cash used in operating activities:
       Depreciation                               3,521         986         10,398         986
       Amortization of organization costs           121           5            301           5
       Amortization of loan costs                66,667        -            75,000        -
       Stock issued for services                   -           -            25,000        -
       Write-off of bad debt                     20,000        -            20,000        -
       Changes in assets and liabilities:
          Accrued interest receivable              -            (42)          -            (42)
          Accounts payable                       39,832      (2,000)        59,425      (2,000)
          Payroll taxes payable                  48,619       2,671         75,184       2,671
          Accrued payroll and payroll
            taxes                                (1,528)       -            10,141        -
          Accrued management fees               (22,000)       -            35,000        -
          Accrued interest payable                  201         285          3,074         285
          Amounts due to shareholder               -         10,833           -         10,833
          Accounts receivable - trade            (4,551)       -           (12,083)       -
          Prepaid expenses                          166         416          5,908         416
                                              ---------    --------    -----------     -------
 Cash Used in Operating Activities             (278,909)    (14,265)      (769,546)    (14,265)
                                              ---------    --------    -----------     -------

 Financing Activities:
    Proceeds from sale of stock                 221,100        -           507,100        -
    Proceeds from stock subscription of
      sub.                                         -          5,000           -          5,000
    Proceeds from notes payable                 100,000        -           300,000        -
    Loans from shareholders                       7,148        -            73,377        -
    Deposit refunds                                -           -             2,056        -
                                              ---------    --------    -----------     -------
 Cash Provided by Financing Activities          328,248       5,000        882,533       5,000
                                              ---------    --------    -----------     -------

 Investing Activities:
    Purchase of fixed assets                     (2,468)       -            (3,330)       -
    Investment in Key Card contract              (5,421)       -            (8,746)       -
    Employee Advances                               (53)       -              -           -
    Organization costs                             -           -              (210)       -
    Investments in subsidiaries                  (1,253)       -            (1,253)       -
                                              ---------    --------    -----------     -------
 Cash Used in Investing Activities               (9,195)       -           (13,539)       -
                                              ---------    --------    -----------     -------

 Net Increase (Decrease) in Cash                 40,145      (9,265)        99,449      (9,265)
 Cash and Cash Equivalents, beginning            60,702      10,603          1,398      10,603
                                              ---------    --------    -----------     -------
 Cash and Cash Equivalents, end of period     $ 100,847    $  1,338    $   100,847     $ 1,338
                                              ---------    --------    -----------     -------
                                              ---------    --------    -----------     -------

              See accompanying notes to unaudited financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                       (COMPANIES IN THE DEVELOPMENT STAGE)
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Rockport Healthcare Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on May 4, 1992. On December 17, 1997, the Company purchased Rockport Group of Texas, Inc. through the issuance of 1,442,432 shares of common stock, and the surrender, redemption, and retirement of 254,760 shares of Treasury common stock. These financial statements have been consolidated effective as of December 17, 1997.

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

In addition to Rockport Group of Texas, Inc., as of December 31, 1998, the following wholly-owned subsidiaries had been formed or acquired:

     Rockport Occupational Network, Inc.
     Rockport Advanced Care, Inc.
     Rockport Community Network, Inc.
     Newton Healthcare Network, LLC
     Rockport Occupational Network - Greater Houston, LLC

As of September 14, 1998, the Rockport Community Network, Inc. acquired all of the issued and outstanding stock of Newton Healthcare Network, LLC, a Texas preferred healthcare provider network for 100,000 shares of stock of Rockport Healthcare Group, Inc.

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

          Office furniture and equipment ........... 7 years
          Computer equipment and software .......... 3 to 5 years
          Telephone equipment ...................... 7 years

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

NOTE 2:        STOCK SUBSCRIPTIONS RECEIVABLE

The Company has a Stock Subscription Receivable for 1,000,000 shares due from a third party. Of the original amount due, $89,000 has been collected during the current fiscal year through December 31, 1998. The balance is expected to be collected during the first calendar quarter of 1999.

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

NOTE 4:        DUE TO SHAREHOLDERS, DIRECTORS, OFFICERS, AND EMPLOYEE

Shareholders who are also directors and officers of the Company and an employee of the Company's subsidiary have advanced funds to the Company's subsidiary for operations, and have deferred receipt of a portion of remuneration owed during this reporting period, the balance of which remains in the amount of $33,092, $5,250 of which is represented by deferred management fees, as of December 31, 1998. These monies are to be repaid as funds become available. Effective October 31, 1998, three directors and officers converted $324,960 of debt to equity at the rate of $1.00 per share.

The Company has expensed management fees in the consolidated income statement of $210,500 of which $5,250 has been accrued and reported as due to the shareholders or the employees of the Company as of December 31, 1998.

Prior to its acquisition, the Company's subsidiary had expensed management fees of $36,667.

NOTE 5:        NOTES PAYABLE

A subsidiary of the Company's preferred stock shareholder who is also a director of both the Company and it's subsidiaries has loaned the Company's subsidiary $100,000 for an 8% note payable due over a one year period, commencing upon the Company first obtaining a positive cash flow. This note payable has been reduced by $25,000, as a result of the payment made by the Company to the prior controlling shareholder on behalf of this shareholder to effectuate the transfer of control of the Company. Additional loans in the amount of $57,000 were advanced by this shareholder during the six months ended September 30, 1998.

On September 14, 1998, Bannon Energy Incorporated loaned the Company $200,000 for a one year, 8% note payable in the same amount plus 200,000 shares of the Company's common stock. The stock, valued at $1.00 per share has been recorded as a loan cost and is being amortized over the period of the loan, one year.

On November 5, 1998, a stockholder loaned the Company $100,000 for a six month, 10% note payable in the same amount plus 50,000 shares of the Company's common stock. The stock, valued at $1.00 per share has been recorded as a loan cost and is being amortized over the period of the loan, six months.


NOTE 6:        LEASES

The Company's subsidiary has assumed leases for office space and office equipment under operating leases expiring at various dates through 2002. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments for each year in the four-year period ending March 31, 2002 are as follows:

               1999         $  32,333
               2000         $ 123,628
               2001         $  32,226
               2002         $   1,830

NOTE 7:        LEGAL PROCEEDINGS

There are no legal proceedings against the Company.

NOTE 8:        ACQUISITION

As of December 12, 1997, the Company entered into an agreement with Rockport Group of Texas, Inc. ("RGT"), a Nevada corporation, for the shareholders of the Company to exchange 80% of the Company's issued and outstanding common stock for all of the issued and outstanding stock of RGT. Effective December 17, 1997, the exchange of stock occurred, making RGT a wholly owned subsidiary of the Company.

The Company's subsidiary has remitted to Jehu Hand, the controlling shareholder prior to this acquisition, $5,000 for legal fees in connection with effectuating this acquisition and change in control.

The Company changed its name to Rockport Healthcare Group, Inc. effective January 16, 1998.

On September 14, 1998, Rockport Community Network, Inc. acquired all of the issued and outstanding stock of Newton Healthcare Network, LLC in exchange for 100,000 shares of the Company's common stock. Goodwill has been recorded in the amount of $100,000 and will be amortized over a 20 year period.

NOTE 9:        CONTINGENT LIABILITIES

The Company's subsidiary has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at $200 per share and is expected to be redeemed out of the future cash flow of the Company.

NOTE 10:       RELATED PARTY TRANSACTIONS

In connection with the acquisition by the Company of RGT, RGT remitted on behalf of the then three common stock shareholders $75,000 ($25,000 for each) to the controlling shareholder of the Company, Jehu Hand, for the right to exchange the common stock of RGT for that of common stock of the Company.
The Company's subsidiary has reflected in their consolidated financial statements this remittance made on behalf of its then shareholders as a $25,000 reduction in the prior advances and/or the note payable made by each of these shareholders/directors.

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

On September 1, 1998, the Company sold 135,000 shares of its stock to certain key officers and employees at the price of $1.00 per share. The Company received non-recourse notes receivable secured by the stock in exchange. The notes are due and payable in one year from the issuance of the stock.

The Company entered into a funding arrangement with Primex Capital of Houston, Texas whereby the Company issued 500,000 shares of its stock in exchange for $1,000,000 payable in increments with funding to be completed during 1999. The Company has collected $89,000 during the current fiscal year. The balance has been reflected as a Subscription Receivable as of December 31, 1998.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company is seeking capital to fully commence operations and implement its business plan. Sales of the Company's common stock, as well as loans and advances from shareholders, directors, and officers have funded organizational activities to date.

     The goal of the Company is to deliver, through various subsidiaries, comprehensive, integrated services and/or products to defined healthcare populations. The result will be a managed care organization comprised of doctors, hospitals, clinics, chiropractors, dentists, prescription drug, hearing and vision care providers, focused to address three health care markets: workers' compensation; catastrophic diseases and injuries; and the nearly 110 million Americans who are uninsured, non-insurable and underinsured.

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

     Substantial resources have been invested in developing the infrastructure to include core management functions, such as customer service, provider relations and finance, designed to support each of the Company's product lines. This will reduce the cost of operating each separate subsidiary and will improve the quality of services rendered.

     The Rockport Healthcare Group, Inc. subsidiaries include:

          Rockport Community Network, Inc. is a preferred provider organization
          (PPO) dedicated to developing national networks of high quality doctors, hospitals, dentists, chiropractors, prescription drug, hearing, vision care providers and other healthcare providers of goods and services to serve the workers' compensation market.

          Newton Healthcare Network, LLC is a state-wide preferred provider organization in Texas which will serve the accident and health and medical access savings card markets.

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

          trauma, burns, transplants, hearts, high risk maternal, perinatal and neonatal, cancer; gamma knife; neurological and gastrointestinal disease.

          Rockport Group of Texas, Inc. provides consulting services to the managed care industry and houses the core management functions of the Company.


The Company is also in the process of establishing or acquiring a company to market a medical access savings card. This savings card will be marketed to the uninsured, non-insurable and under-insured populations. The initial marketing of the card will be in Texas and Louisiana. A marketing contract has been entered into with a Hispanic owned marketing company located in Houston, Texas to market the card to the Hispanic population initially in Texas. The medical access savings card not only provides for savings on healthcare products and services, it also assists, through the toll free provider referral telephone number, those individuals not knowledgeable in healthcare specialties to locate and use the proper type of healthcare provider.

     The following activities, acquisitions and investments are required to begin operations and generate revenue:

     Rockport Community Network, Inc. - Network access agreements have been executed with a national preferred provider organization and local preferred provider organizations in Louisiana, Ohio, and Indiana. Several payor contracts have been signed which began generating revenue in July, 1998. Rockport Community Network acquired Newton Healthcare Network on September 14, 1998. Newton is a state-wide preferred provider organization in Texas. The Company has entered into an agreement whereby a large Houston employer with over 30,000 employees began to utilize the services of Rockport Community Network as of in January 15, 1999.

     Rockport Occupational Network, Inc. - The equity structure has been determined and the legal opinion has been obtained confirming that the structure complies with all Federal or state regulations. Primary care physicians in the Houston market have been identified and contacted and will be contracted, initial payor agreements signed and revenue is expected to begin in May, 1999.

     Rockport Advanced Care, Inc. will begin development of its specialty networks for catastrophic diseases and injuries in 1999 and will not begin to produce revenue until the year 2000.

     Rockport has signed an agreement to process and administer the current accounts of Key Card Company. Development of the Company's Medical Passport Card and the "MAS" Card for the Hispanic market has begun and Card sales are scheduled to begin in March, 1999. Continued development of the Card and installation of the systems necessary to process the Card will cost approximately $50,000.

     Current resources of the Company are inadequate to accomplish the tasks and acquisitions above and to fund the negative cash flow from operations, the total of which is estimated at $800,000. This amount is anticipated to be generated from the sale of the Company's stock and borrowings. The Company received its Acceptance Letter from the

National Association of Securities Dealers and obtained its trading symbol, RPHL, as of January 20, 1999. The stock is expected to be publicly trading by the end of February, 1999.

     For several years, the Federal government has proposed various forms of national health insurance. Should a comprehensive national health insurance program be enacted, the Company would have to modify its business plan accordingly.

     The Company employed fourteen full time staff as of December 31, 1998. As the Company implements its business plan, more employees will be added as required by the Company's operations.


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

                                         ROCKPORT HEALTHCARE GROUP, INC.
                                         (Registrant)


                                         /s/ Larry K. Hinson
                                         --------------------------------------
 February 15, 1999                       Larry K. Hinson
                                         Chief Financial and Accounting Officer
                                         (duly authorized officer)