Form 10KSB40
period 1999-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 1999-07-14
CIK 919606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year end March 31, 1999
                        --------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission file number 0-23514
                       -------

                        ROCKPORT HEALTHCARE GROUP, INC.
-------------------------------------------------------------------------------
               (Exact name of small business issuer in charter)

     Delaware                                                   33-0611497
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     50 Briar Hollow Lane, Suite 515W
     Houston, Texas                                                   77027
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:           (713) 621-9424
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              par value $.001
                                                              ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year:  $43,828.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was $9,500,000.

     The number of shares outstanding of the issuer's classes of Common
Stock as of March 31, 1999: Common Stock, $.001 Par Value - 4,937,169 shares
                            ------------------------------------------------
                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
-------------------------------------------------------------------------------

         STATEMENTS IN THIS REPORT THAT RELATE TO FUTURE RESULTS AND EVENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS. ACTUAL RESULTS IN FUTURE PERIODS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED OR DESIRED BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES.

                                     PART I

ITEM 1.  BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS

         Rockport Healthcare Group, Inc., a Delaware corporation (the "Company" or "Rockport"), formerly Protokopos Corporation, was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of Rockport Group of Texas, Inc. Protokopos Corporation was originally formed specifically to be a "clean public shell" for the purpose of either merging with or acquiring an operating company with operating history and assets.

         On December 17, 1997, the shareholders of Rockport Group of Texas, Inc. approved a merger with Protokopos Corporation ("the merger"). Pursuant to the merger agreement, each outstanding share of Rockport, par value $1 per share, was converted to the right to receive 961.6213 shares of Protokopos Corporation, par value $.001 per share. After the completion of the Merger, Protokopos Corporation changed its name to Rockport Healthcare Group, Inc. At the conclusion of the Merger, the Company had 2,461,472 shares of common stock outstanding.

         In late November 1998, the Company filed its Form 211 and received its clearance letter from the National Association of Securities Dealers ("NASD") on January 20, 1999, to begin trading its stock via the OTC Bulletin Board. The Company began trading on the OTC Bulletin Board under the symbol "RPHL" on February 12, 1999.

         The executive offices of the Company are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027. Its telephone number is (713) 621-9424 and its fax number is (713) 621-9492.

         PLAN OF OPERATION - GENERAL

         The Company has been established as a holding company to develop and/or acquire business entities which deliver comprehensive, integrated products and/or services to targeted healthcare populations. These products and services include, but are not limited to, medical healthcare networks for workers' compensation injuries and rehabilitation, individual and group medical networks for accidents and illnesses, medical networks for catastrophic illnesses and injuries and access to national medical, dental, prescription, chiropractic and vision networks via private label or retail medical access savings cards. The goal of the Company is to develop and deliver high value, quality healthcare services and programs that create provider and customer satisfaction as well as result in appropriate financial return to investors in the Company. The Company has commenced revenue-generating operations in the workers' compensation networks and medical access savings cards during the year ended March 31, 1999.

         The Company has been able to retain the services of key management personnel and develop critical infrastructure components including information and data management, customer services, provider credentialing and contracting, claims review and re-pricing systems. During the year ended March 31, 1999, the Company acquired a wholly owned Texas based preferred provider organization ("PPO") having contracts with 65 hospitals and 8,000 providers. It has also negotiated access agreements with hospitals and providers in California, Indiana, Louisiana, Ohio and Oklahoma as part of its development plan to create a nationwide PPO network. Negotiations have begun with hospitals and providers in Arkansas, Georgia, Florida and Mississippi to add these states to the nationwide network.

         The healthcare providers selected by the Company to join its networks have been selected based on their clinical qualifications and their adherence to the standards of care and service developed by the Company. The product provided to the payors and/or consumers is a network of exclusive, high quality providers organized to facilitate the delivery of a full continuum of integrated healthcare services. The network of providers is geographically appropriate, accessible and consumer friendly. Care is approached as an "episodic situation" that groups related diagnoses and treatment services provided as collective events. Treatment outcomes are monitored, documented and reported. Results of these activities are utilized in improving all of the processes necessary to ensure high quality network development, care management, prevention and health education programs. Building on the experience of the Company's leadership and implementing the processes and procedures established by the Company, products and services would meet or exceed the requirements of the healthcare purchasers.

         The following six subsidiaries comprise the specific business units of the Company for implementation of its business plan. The entities are linked through core management functions and overseen by the senior management team of the Company. Of these business entities, the Company developed five since November 1997 and acquired one on September 14, 1998, with the issuance of 100,000 shares of the Company's SEC Rule 144 restricted common stock.

         ROCKPORT ADVANCED CARE, INC. Rockport Advanced Care, Inc. ("RAC") was incorporated in the State of Nevada on March 19, 1998, and is a wholly owned subsidiary of the Company. RAC will be a nationwide catastrophic illness and injury network comprised of providers of disease, illness and injury-specific tertiary and quartinary care which includes trauma, burns, transplants, hearts, high-risk maternal, perinatal and neonatal, cancer, neurological and gastrointestinal care. Contracting for this network will begin during 1999 with final completion during the year 2000.

         ROCKPORT COMMUNITY NETWORK, INC. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997 and is a wholly owned subsidiary of the Company. RCN is a preferred provider organization that develops and operates national networks to serve the workers' compensation markets. The provider networks are marketed to organizations including, but not limited to, third party administrators, managed care organizations, insurers, case and utilization management companies and self-funded employers. RCN will accelerate its national growth by acquiring, creating joint ventures and/or contracting with quality regional and local PPO's).

         Fees for use of RCN's networks will be based on fixed amounts per covered individual per month or as a percentage of savings; i.e., the difference between billed charges for healthcare services and the rates contracted by RCN. RCN currently has nine network access agreements with access to networks in all fifty states. RCN has three client agreements for use of its networks and is in final negotiations with five other clients with all agreements expected to be completed by August 1999.

         ROCKPORT OCCUPATIONAL NETWORK, INC. Rockport Occupational Network, Inc. ("RON") was incorporated in the State of Nevada on March 19, 1998, and is a wholly owned subsidiary of the Company. RON is an equity-model exclusive provider organization ("EPO") specializing in providing workers' compensation health services. The primary care physicians will own a minority interest of the local network with RON owning the balance of 80% or more. The goal of RON is to properly align the incentives for the employers, providers, employees and RON to significantly reduce the costs of occupational illnesses and injuries. RON is currently developing a network of quality providers to deliver and manage a full consortium of integrated occupational medical services encompassing an injured worker's entire episode of care from injury through rehabilitation and return to work.

         ROCKPORT PREFERRED, INC. Rockport Preferred, Inc. ("RP") was incorporated in the State of Nevada on February 19, 1999, and is a wholly owned subsidiary of the Company. RP is an organization providing discounts on quality medical and healthcare services through membership and/or purchase of a private label or retail medical access savings card. Benefits through private label cards are available to large employee groups and/or associations and individuals that do not have sufficient insurance coverage through their employer or Medicare or are unable to obtain insurance. They can be custom tailored in terms of programs and personalized to reflect sponsors and/or endorsers. Most typically, the card may provide up to a 30% reduction on services such as prescriptions, vision, dental, chiropractic and hearing for an annual fee of $120. Physicians are added to the program for an additional fee of $60 per year for a total fee of $180 per year. While the employee or consumer enjoys significant savings, the employer is provided with solutions for administration of multiple benefit networks through single source accountability, fee reconciliation, geo-mapping, etc.

         It is estimated there are 110 million individuals in the United States who are either uninsured, underinsured or uninsurable. The card will afford discounted healthcare goods and services throughout the United States provided by physicians, healthcare facilities, prescriptions, dentists, chiropractors, vision care and hearing providers. The Company began selling the card during the second calendar quarter of 1999 and has received a tremendous response from those presented with the medical access savings card literature.

         ROCKPORT GROUP OF TEXAS, INC. Rockport Group of Texas, Inc. ("RGT") is a business entity which provides the managed care support services to its sister companies and to the healthcare industry. It houses the support services of all of the operating companies, including management information services, customer services, doctor and provider referrals, contracting providers and payors, credentialing providers, re-pricing and claims management and processing of the medical access savings card account enrollments.

         NEWTON HEALTHCARE NETWORK, LLC. Newton Healthcare Network, LLC ("Newton") is a Texas limited liability company formed on January 2, 1997. Newton is a preferred provider organization network for individual and group healthcare benefits which currently provides statewide coverage within Texas through a network of approximately 65 hospitals and 8,000 healthcare providers. During the second calendar quarter of 1999, the Company intends to begin actively marketing Newton's accident and health network to insurance companies and other payors to provide premier services for its clients needing quality and cost containment for their health and medical benefits programs.

         COMPETITION

         The managed healthcare industry and the Company's markets are highly competitive. Healthcare, despite a continually changing reimbursement formula and ten-year decline in net margins, continues to be this country's most competitive industry. Quality and price of services and products, however, continue to be distinguishing factors that customers and consumers will seek out and purchase. The Company will compete by delivering comprehensive, integrated services and/or products to defined healthcare populations with excellent customer services and extremely competitive pricing. There are many managed healthcare organizations, including many that are larger and have financial resources significantly greater than the Company's.

         The Company anticipates it will only participate in one business industry, the managed healthcare industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. For several years the Federal government has proposed various forms of national health insurance. Should a comprehensive national health insurance program be enacted, the Company would have to modify its business plan accordingly.

         EMPLOYEES

         At March 31, 1999, the Company employed seven full time individuals, six in Houston, Texas and one in Monument, Colorado. None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be good. The Company intends to add additional personnel and/or sub-contract through independent contractors as operations demand.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases office space in Houston, Texas and an executive suite in Palmer City, Colorado.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock began trading on the OTC Bulletin Board under the symbol "RPHL" on February 12, 1999. During the period February 12, 1999, through and including March 31, 1999, the high and low sales prices for the Company's common stock were $9 and $3, respectively. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 31, 1999, there were approximately 337 stockholders of record of the Company's common stock. No dividends have been paid in the history of the Company. The Company does not anticipate paying dividends in the near future until such time the Company has sufficient cash flow from operations to justify payment of a dividend. On December 17, 1997, Protokopos Corporation acquired all of the issued and outstanding common stock of Rockport Group of Texas, Inc. in exchange for 1,442,432 shares of common stock of Protokopos Corporation.

         During the twelve month period ended March 31, 1999, the Company issued 2,475,847 shares of its common stock. These shares were sold for cash, issued for services rendered to the Company, issued as inducement for making loans to the Company and issued for the acquisition of Newton Healthcare Network, LLC. At March 31, 1999, the Company had a subscription receivable of $1,086,487 for the sale of 1,086,487 shares of its SEC Rule 144 restricted common stock at a price of $1 per share, which are included in the number of shares issued by the Company during the twelve-month period ended March 31, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of the results of operations and financial condition of Rockport Healthcare Group, Inc. for the years in the two year period ended March 31, 1999 should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein.

         OVERVIEW

         RESULTS OF OPERATIONS - YEARS ENDED MARCH 31, 1999 AND 1998

         REVENUE. Total revenue increased by $11,539, or 36%, to $43,828 in 1999 from $32,289 in 1998. Network access fees increased from zero in 1998 to $43,828 in 1999. Consulting fees in 1998 were $32,289 and there were no consulting fees in 1999.

         During 1999, the Company concentrated its efforts in developing workers' compensation healthcare networks in various states and seeking out various types of organizations to utilize the Company's healthcare networks. The Company receives fees from companies who access and utilize its networks and receives a fixed amount per covered individual per month or a percentage of the cost savings achieved by the utilizing company as compared to its total cost of the previous year. The Company intends to continue to expand its workers' compensation networks in other states through contracting and acquisitions and add additional companies throughout the United States to utilize its networks.

         The Company has developed a medical access savings card, which among other things allows the holder of the card the right to access national networks in the areas of physicians, dentists, prescriptions, vision, hearing, chiropractic and a 24-hour nurse "hot-line". The medical access savings card was developed for those individuals who cannot afford medical insurance, are uninsurable or require a supplement to their current medical insurance plan. By accessing the networks provided by the medical access savings card, the holders of the cards obtain national discounts of care providers' rates over the non-contracted rates. The holder of the medical access savings card pays an annual fee to the Company for the use of the card and the Company shares a portion of the fee with the networks accessed by the medical access savings card.

         On September 14, 1998, the Company acquired 100% of the membership interests of Newton Healthcare Network, LLC ("Newton") through the issuance of 100,000 shares of SEC Rule 144 Company restricted common stock. Newton is a statewide preferred provider organization with contracts with 65 hospitals and 8,000 providers. This acquisition allows the Company to enter the accident and health area of the healthcare industry. The Company intends to expand Newton's network to include all states and to begin actively marketing Newton's accident and health network to insurance companies and other payors to provide premier services for its clients needing quality and cost containment for their health and medical benefits programs.

         The Company sees significant revenue growth from the utilization of its workers' compensation networks, medical access savings cards and accident and health networks over the next twelve month period and will dedicate a significant portion of its future funding to developing these products.

         COST OF SALES. Cost of sales increased to $3,097 in 1999. There were no cost of sales during 1998. This was comprised primarily of fees the Company pays for accessing other healthcare networks and commissions.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1,257,150, or 277%, to $1,710,216 in 1999 from $453,066 in 1998. The primary reason for this increase was due to only five months of general and administrative expenses included in the period ended March 31, 1998, and twelve months of expenses included in the year ended March 31, 1999. Increased staffing and associated expenses to implement the Company's business plan were the primary reasons for the increase.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $174,625 to $181,638 in 1999 from $7,013 in 1998. The Company obtained loans during 1999 to fund its operations. Three loans totalling $400,000 granted the makers of the loans 400,000 shares of the Company's SEC Rule 144 restricted common stock. The fair market value of the common stock issued on the date of issuance has been capitalized as loan costs and is being amortized over the term of the loans. The total amount of the loan costs amortized during the period ended March 31, 1999, was $166,944.

         INTEREST EXPENSE. Interest expense increased by $15,513, or 610%, to $20,179 in 1999 from $4,666 in 1998. This increase was a result of accrued interest payable on the loans received by the Company during 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company is a developmental stage company and, as such, requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee and director debt to common stock of the Company. The Company has an agreement with an outside firm whereby the firm is to sell 1,000,000 shares of the Company's common stock under SEC Rule 144 for total proceeds to the Company of $1,000,000. As of March 31, 1999, the Company had received proceeds from the sale of the Company's common stock of $219,000 with an additional amount due of $1,086,487 after revisions to the agreement. It is anticipated the balance of the funding from the sale of Company common stock will be received during the second and third calendar quarters of 1999.

         Should the Company not be able to raise the necessary funding to implement the Company's business plan, the Company would not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern. Should the funding of the private placement of Company common stock not materialize, the Company is investigating alternative methods of obtaining the funding required to implement its business plan.

         YEAR 2000 ISSUES

         Since all of the Companies software has been created or purchased from major vendors within the last two years, the year 2000 is not expected to effect the Company in any way.

ITEM 7. FINANCIAL STATEMENTS

        The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

        The Company has retained Hein & Associates to audit its financial statements as of March 31, 1999. It is anticipated the audit will be completed by July 21, 1999, at which time the Company will file an amended Form 10-KSB. The Company does not anticipate there will be any material changes to its financial statements included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has selected Hein + Associates, Certified Public Accountants, Houston, Texas as its auditors for the period ended March 31, 1999. The Company used Warfield & Co., Certified Public Accountants, Scottsdale, Arizona as its auditors for the period ended March 31, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The executive officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age and position of each of the persons who were serving on the Board of Directors and executive officers of the Company as of March 31, 1999.

Name                       Age                    Position
----                       ---                    --------
John K. Baldwin            63       Chairman of the Board and Executive Vice President
Harry M. Neer              59       President, Chief Executive Officer and Director
Larry K. Hinson            53       Secretary, Treasurer and Director
William W. Wollenberg      45       President, Rockport Community Network, Inc.
Robert D. Johnson          52       Director
Dirk A. Wray               42       Director

         Set forth below is biographical information about each of the Company's executive officers and Board members.

         JOHN K. BALDWIN. Mr. Baldwin has been Chairman of the Board and a director of the Company since 1997. Mr. Baldwin was appointed to the position of Executive Vice President in 1999. Mr. Baldwin is an attorney and possesses an MBA degree in finance. During the period 1961 through 1970, Mr. Baldwin served as corporate counsel and held various executive positions with Litton Industries and Dart Industries. Thereafter, as an entrepreneur, he founded businesses that operated profitability in the areas of real estate development, direct sales to consumers and providing marketing and financial services to healthcare providers. His wholly owned Athena Company, a direct marketing business, was sold to the Gillette Company in 1976. In 1977, Mr. Baldwin co-founded and served as Vice Chairman of American Sterling Corporation that engaged in providing insurance and data processing to major financial institutions. This business was sold to Zurich Insurance Company in 1997.

         HARRY M. NEER. Mr. Neer has been President, Chief Executive Officer and a director of the Company since 1997. Mr. Neer has a Masters degree in Hospital Administration and his entire career has been in the healthcare delivery and managed healthcare industry. Mr. Neer's experience includes serving as President of USA Health Network, as Division Vice President of the Hospital Corporation of America (HCA) and as President of the Presbyterian Hospital System in Oklahoma City, Oklahoma. From November 1994 to November 1997, Mr. Neer was a principal of Rockport Group of Texas, Inc. From January 1993 to October 1994 Mr. Neer was President of USA Health Holding Company, a holding company for a group of managed healthcare companies. Prior to 1993, Mr. Neer was a consultant for USA Healthcare Network, Inc. and the Columbia Hospital Systems.

         LARRY K. HINSON. Mr. Hinson has been Secretary, Treasurer and a director of the Company since 1997. Mr. Hinson has a Bachelor of Business Administration degree with a major in accounting. Mr. Hinson has 30 years experience as a CPA in a wide variety of industries that include 31 years of experience in the insurance and healthcare industries. He has served as Chief Financial Officer of USA Healthcare Network, Inc. and Vice President and Treasurer of Reserve Life Insurance Company, Dallas, Texas, and was formerly with KPMG Peat Marwick, LLP in Dallas and Austin, Texas. From November 1994 to November 1997 Mr. Hinson was a principal of Rockport Group of Texas, Inc. From March 1989 to October 1994, Mr. Hinson was Vice Chairman and Chief

Financial Officer of USA Health Holding Company and its subsidiaries and also served as President of USA Health Network Company.

         WILLIAM W. WOLLENBERG. Mr. Wollenberg has been President of Rockport Community Network, Inc. since 1998. Mr. Wollenberg has a Bachelors degree in Criminal Justice Administration. Mr. Wollenberg has 20 years of experience in the healthcare industry. From 1991 to 1998, Mr. Wollenberg was Senior Sales Manager and National Accounts Director for CNN/Medview Services, Inc. in Monument, Colorado. From 1987 to 1991, Mr. Wollenberg was Vice President and Co-founder of Work Reconditioning Systems, Inc., which was one of the first nationally recognized industrial based work hardening programs. Prior to 1987, Mr. Wollenberg held various management positions in the worker's compensation healthcare industry.

         ROBERT D. JOHNSON. Mr. Johnson has been a director of the Company since 1998. Since 1986, Mr. Johnson has been the Chief Executive Officer and Owner of Bannon Energy Incorporated "Bannon", an independent oil and gas company located in Houston, Texas. Mr. Johnson formed Bannon in 1986 with a $1,000 initial investment. In 1996 Bannon sold substantially all of its oil and gas assets for $38 million and, after paying down its bank debt, netted $12.3 million from the sale. During the past two years, Bannon has focused on venture capital investments in start-up companies and trading of common stocks and options of publicly traded companies. Bannon owned a majority of the membership interests in Newton when it was acquired by the Company and as a result of the acquisition of Bannon's interest, Mr. Johnson was elected as a director of the Company. Mr. Johnson has a Bachelors degree in Engineering and 30 years of experience in the oil and gas industry in various management positions with major and independent oil and gas companies.

         DIRK A. WRAY. Mr. Wray has been a director of the Company since 1998. Mr. Wray is President and Chief Financial Officer of Covenant Care, Inc. which he co-founded in 1994. Mr. Wray has a Bachelor of Arts degree in Business Administration, a Masters degree in Business Administration with a major in finance and a Masters degree in International Management. Mr. Wray has 19 years of experience in finance and venture capital, primarily in the hotel industry.

         The Company has no arrangement, understanding or intention of entering into any transaction for participating in any business opportunity with any officer, director or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director or otherwise.

ITEM 10. EXECUTIVE COMPENSATION

         COMPENSATION OF DIRECTORS

         Non-employee directors receive no compensation for serving on the Board of Directors, nor are they reimbursed for their expenses of attending meetings of the Board of Directors.

         COMPENSATION OF EXECUTIVE OFFICERS

         The following table summarizes the compensation paid to the executive officers of the Company during the two years ended March 31, 1999 and 1998.

                                           SUMMARY COMPENSATION TABLE

                                            Fiscal                      Conversion of Salary
Name and Principal Position                 Year        Salary          to Common Stock (c)
---------------------------                 ----        ------          -------------------
Harry M. Neer                               1999        $ 87,500 (a)    $ 40,500
  President and Chief Executive Officer     1998        $ 24,500 (b)        --

Larry K. Hinson                             1999        $ 88,500 (a)    $ 35,500
  Secretary and Treasurer                   1998        $ 23,500 (b)        --

William W. Wollenberg                       1999        $240,000            --
  President, Rockport Community             1998        $ 30,000            --
  Network, Inc.

--------------
(a) Does not include salary that has been accrued to Messrs. Neer and Hinson at March 31, 1999 of $11,000 and $10,000, respectively.

(b) Does not include salary which was accrued at March 31, 1998 to Messrs. Neer and Hinson of $20,500 and $21,500, respectively.

(c) During 1999, Messrs. Neer and Hinson converted debt and accrued and unpaid salary to common stock of the Company at $1 per share for 150,342 and 35,500 shares, respectively.

     Rockport Group of Texas, Inc. expended $75,000 to effect the merger with Protokopos Corporation. This amount was charged to three executive officers of the Company in the amount of $25,0000 each. Mr. Hinson owed the Company $7,500 for his portion of the $25,000 as of March 31, 1998. This amount was paid during the year ended March 31, 1999.

     Mr. Wollenberg has a three year employment agreement with the Company whereby he receives a fixed annual salary, a commission based on various percentages of revenues earned by the Company and a bonus, comprised of stock and cash, based on a percentage of the Company's earnings before interest, taxes, depreciation and amortization. The Company does not have employment agreements with any of its other executive officers.

     The Company does not have an employee stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1999.

                                                               Percentage
Name of                               Number of                of Outstanding
Shareholder                           Shares Owned (1)         Common Stock (2)
-----------                           ------------             ------------
John K. Baldwin                       666,892                  12.2%
901 Highland Avenue
Del Mar, CA 92014

Harry M. Neer (3)                     548,116                  10.0%

Larry K. Hinson (3)                   433,274                   7.9%

William W. Wollenberg (3)             100,000                   1.8%

Robert D. Johnson (4)                 685,000                  12.6%
3934 FM 1960 West, Suite 240
Houston, TX 77068

Dirk Wray                             221,250                   4.1%
30551 Hilltop Way
San Juan Capistrano, CA 92675

Directors and executive officers
  as a group (six persons)            2,654,532                48.7%

Primex Capital USA (5)                1,280,247                23.5%
4617 Montrose Blvd., #C-215
Houston, TX 77006

-------------------------------------------------------------------------------
(1)  As of June 30, 1999.

(2) Based on the number of shares outstanding (5,455,669) at the close of business on June 30, 1999.

(3)  The address of such person is in care of the Company.

(4) The shares owned are in the name of Bannon Energy Incorporated ("Bannon"), of which Mr. Johnson is the sole shareholder. Bannon has two loans to the Company totaling $300,000, which are due September 15, 1999. Bannon has the option, but not the obligation, to convert the principal balance of the loans to 300,000 shares of the Company's common stock under SEC Rule 144. The common shares include the option shares as if Bannon exercised its option to convert the loan to common stock.

(5) The Company has an agreement with Primex Capital USA ("Primex") to sell Company SEC Rule 144 restricted common stock to raise $1,000,000 for the Company in a private placement of its stock. The Company has issued 805,487 shares of its common stock to Primex for this purpose which are included in the total shares owned by Primex. The remaining amount of the subscription receivable due to the Company as of March 31, 1999 was $1,086,487 after revisions to the agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Prior to the merger of Protokopos Corporation and The Rockport Group of Texas, Inc. on December 17, 1997, all of the issued and outstanding stock of the Rockport Group of Texas, Inc. was equally owned by John K. Baldwin, Harry M. Neer and Larry K. Hinson. Subsequent to the merger, Messrs. Baldwin, Neer and Hinson served on the Company's Board of Directors and as executive officers of the Company.


                                     PART V

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The following exhibits of the Company are included herein.

                                                                             Sequential
  Exhibit No.              Document Description                              Page No.
  -----------              --------------------                              --------
     3.(Previously Filed)  Certificate of Incorporation and Bylaws

                           3.1    Articles of Incorporation(1)
                           3.2    Bylaws(1)

    10.                    Material Contracts

                           10.1   Bill Review Company Payor Agreement -
                                  Elite Data Services, Inc.
                           10.2   TPA Payor Agreement - Humana Workers'
                                  Compensation Services, Inc.

    27                     Financial Data Schedule

-----------------------
(1) Incorporated by reference to such exhibit as filed with the Company's registration statement form 10-SB, File No. 0-2351

        (b) Reports on Form 8-K

            None

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its Behalf by the undersigned, thereunto duly authorized July 14, 1999.


                                       ROCKPORT HEALTHCARE GROUP, INC.


                                       By:   /s/ Larry K. Hinson
                                          -----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 14, 1999.


By:   /s/ Larry K. Hinson               Title: SecretaryTreasurer
   ---------------------------                 ----------------------

                                  ROCKPORT HEALTHCARE GROUP, INC.
                               (COMPANIES IN THE DEVELOPMENTAL STAGE)
                                    CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,
                                                                     ------------------------------
                                                                          1999            1998
                                                                     -------------    -------------
                                                                                      (Restated and
                                                                      (UNAUDITED)       unaudited)
                                               ASSETS
CURRENT ASSETS:
    Cash                                                             $     17,320      $     1,398
    Accounts receivable, no allowance for doubtful accounts                13,357                -
    Prepaid expenses                                                        1,028            7,549
                                                                     ------------      -----------
             Total current assets                                          31,705            8,947
                                                                     ------------      -----------
PROPERTY, PLANT AND EQUIPMENT:
    Office furniture and equipment                                         35,097           25,317
    Computer equipment and software                                        51,892           39,450
    Telephone equipment                                                    15,085           12,617
                                                                     ------------      -----------
                                                                          102,074           77,384
    Less accumulated depreciation                                          20,418            5,724
                                                                     ------------      -----------
             Net property, plant and equipment                             81,656           71,660
                                                                     ------------      -----------
OTHER ASSETS:
    Deposits                                                               10,015           12,071
    Note receivable                                                             -           20,000
    Organization cost, net                                                      -            1,785
    Capitalized loan costs, net                                           233,056                -
    Goodwill, net                                                          99,849                -
                                                                     ------------      -----------
             Total other assets                                           342,920           33,856
                                                                     ------------      -----------
                                                                     $    456,281      $   114,463
                                                                     ============      ===========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                    $    428,536      $    25,000
    Accounts payable                                                       91,251           30,112
    Due to shareholders, directors, officers, and employee                 35,100          174,983
    Other current liabilities                                             173,248           33,419
                                                                     ------------      -----------
             Total current liabilities                                    728,135          263,514
                                                                     ------------
LONG-TERM DEBT                                                                  -           75,000
                                                                     ------------      -----------
             Total liabilities                                            728,135          338,514
                                                                     ------------      -----------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
        none issued                                                             -                -
    Stock subscription receivable                                      (1,086,487)
    Common stock, $.001 par value, 20,000,000 shares authorized,
        4,937,169 and 2,461,472 shares issued and outstanding at
        March 31, 1999 and 1998                                             4,938            2,462
    Additional paid in capital                                          2,924,802          198,930
    Accumulated deficit during the development stage                   (2,115,107)        (425,443)
                                                                     ------------      -----------
             Total shareholders' deficit                                 (271,854)        (224,051)
                                                                     ------------      -----------
                                                                     $    456,281      $   114,463
                                                                     ============      ===========

                                   ROCKPORT HEALTHCARE GROUP, INC.
                                (COMPANIES IN THE DEVELOPMENTAL STAGE)

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   CUMULATIVE
                                                       YEAR ENDED MARCH 31,          DURING
                                                 ------------------------------    DEVELOPMENT
                                                     1999             1998            STAGE
                                                 ------------    --------------    -----------
                                                                 (Restated and     (Unaudited)
                                                  (Unaudited)       unaudited)
REVENUES                                         $     43,828     $     32,289     $    76,117

COST OF SALES                                           3,097                -           3,097
                                                 ------------     ------------      ----------

                  GROSS PROFIT                         40,731           32,289          73,020

GENERAL AND ADMINISTRATIVE EXPENSES                 1,710,216          453,066       2,163,282

                 INTEREST EXPENSE                      20,179            4,666          24,845
                                                 ------------     ------------      ----------

                                                    1,730,395          457,732       2,188,127
                                                 ------------     ------------      ----------

                     NET LOSS                      (1,689,664)        (425,443)     (2,115,107)
                                                 ============     ============      ==========

       NET LOSS PER SHARE - BASIS AND DILUTED            (.46)            (.26)           (.79)
                                                 ============     ============      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                      3,706,168        1,615,459       2,660,813
                                                 ============     ============      ==========

                      See accompanying notes to unaudited financial statements.

                                          ROCKPORT HEALTHCARE GROUP, INC.
                                       (COMPANIES IN THE DEVELOPMENTAL STAGE)

                                    CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
                                        YEARS ENDED MARCH 31, 1999 AND 1998

                                   PREFERRED STOCK                      COMMON STOCK       ADDITIONAL                    TOTAL
                                  ------------------      STOCK       -------------------     PAID IN    ACCUMULATED   SHAREHOLDERS'
                                   SHARES    AMOUNT   SUBSCRIPTIONS     SHARES    AMOUNT      CAPITAL      DEFICIT        EQUITY
                                  --------  --------  -------------   ---------  --------   ----------   -----------   -------------
Balances March 31, 1997                               $          -
  (restated and unaudited)              -   $     -                           -   $     -   $        -   $        -     $         -
Initial issuance of common stock                  -
  (restated and unaudited)              -         -                     961,621       962            -            -             962
Common stock issued for cash                      -
  (restated and unaudited)              -         -                     480,811       481      199,519            -         200,000
Issuance of common stock to                       -
  acquire Protokopos Corporation        -         -                   1,019,040     1,019         (589)           -             430
Net loss                                -         -                                                         (425,443)      (425,443)
                                  --------  --------  -------------   ---------   -------   ----------   -----------    ------------
Balances March 31, 1998
  (restated)                            -         -              -    2,461,472     2,462      198,930      (425,443)      (224,051)
Common stock issued for cash            -         -              -      674,100       674      426,076            -         426,750
Stock issued for subscription           -         -     (1,305,487)     805,487       806    1,304,681            -               -
Stock issued for services               -         -              -      171,150       171      170,980            -         171,151
Stock issued in connection with
  debt                                  -         -              -      400,000       400      399,600            -         400,000
Stock issued to acquire Newton                                   -
  Healthcare Network, LLC               -         -                     100,000       100       99,900            -         100,000
Conversion of debt to equity            -         -              -      324,960       325      324,635            -         324,960
Collection of stock subscription        -         -        219,000            -         -            -            -         219,000
Net loss                                -         -              -            -         -            -    (1,689,664)    (1,689,664)
                                  --------  --------  ------------    ---------   -------   ----------   -----------    -----------
Balances March 31, 1999 -
  (Unaudited)                           -   $     -    $(1,086,487)   4,937,169   $ 4,938   $2,924,802   $(2,115,107)   $  (271,854)
                                  ========  ========   ============   =========   =======   ==========   ============   ============

                                 ROCKPORT HEALTHCARE GROUP, INC.
                             (COMPANIES IN THE DEVELOPMENTAL STAGE)
                                     STATEMENT OF CASH FLOWS

                                                                                          CUMULATIVE
                                                              YEARS ENDED MARCH 31,         DURING
                                                            -------------------------    DEVELOPMENT
                                                                1999         1998           STAGE
                                                            ------------  -----------   -------------
                                                                          (Restated
                                                                             and
                                                            (UNAUDITED)   unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(1,689,664)   $ (425,443)   $(2,115,107)
   Adjustments to reconcile net loss to cash flow from
     (for) operating activities:
        Depreciation                                             14,694         7,008         21,702
        Amortization of organization costs                                          5              5
        Amortization of loan costs                              166,944             -        166,944
        Bad debt expense                                         33,598        15,000         48,598
        Issuance of stock for compensation                      145,000             -        145,000
        Issuance of stock for services                           26,151             -         26,151
        Changes in assets and liabilities:
           Accrued interest receivable                                            257            257
           Accounts payable                                      61,139        11,540         72,679
           Accrued expenses                                     152,406        68,272        220,678
           Other assets                                           3,841             -          3,841
           Accounts receivable - trade                          (46,955)            -        (46,955)
           Prepaid expenses                                       6,521         3,285          9,806
                                                            -----------    ----------    -----------
                  CASH FOR OPERATING ACTIVITIES              (1,126,325)     (320,076)    (1,446,401)
                                                            -----------    ----------    -----------

                                                                     (Continued)

                                                                                          CUMULATIVE
                                                              YEARS ENDED MARCH 31,         DURING
                                                            -------------------------    DEVELOPMENT
                                                                1999         1998           STAGE
                                                            ------------  -----------   -------------
                                                                          (Restated
                                                                             and
                                                            (UNAUDITED)   unaudited)      (Unaudited)
FINANCING ACTIVITIES:
   Proceeds from sale of stock                              $  426,750    $  200,962     $   627,712
   Proceeds from notes payable                                 485,536             -         485,536
   Repayments of notes payable                                 (25,000)            -         (25,000)
   Loans from officer                                           40,500       113,483         153,983
   Proceeds from stock subscription                            219,000             -         219,000
                                                            ----------    ----------     -----------
CASH FROM FINANCING ACTIVITIES                               1,146,786       314,445       1,461,231
                                                            ----------    ----------     -----------
INVESTING ACTIVITIES:
   Purchase of fixed assets                                    (24,690)         (588)        (25,278)
   Proceeds from note receivable                                20,000             -          20,000
   Cash acquired from acquisition Newton Healthcare
   Network, LLC                                                    151             -             151
   Organization costs                                                         (1,785)         (1,785)
   Other                                                                      (1,200)         (1,200)
                                                            ----------    ----------     ------------
              CASH USED IN INVESTING ACTIVITIES                 (4,539)       (3,573)         (8,112)
                                                            ----------    ----------     -----------

                    NET INCREASE IN CASH                        15,922        (9,204)          6,718

        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,398        10,602          10,602
                                                            ----------    ----------     -----------

           CASH AND CASH EQUIVALENTS, END OF PERIOD         $   17,320    $    1,398     $    17,320
                                                             ==========   ==========     ===========

                   NONCASH TRANSACTIONS:
              STOCK ISSUED FOR SUBSCRIPTIONS                 1,305,487                     1,305,487
                STOCK ISSUED FOR SERVICES                      171,151                       171,151
                STOCK ISSUED FOR LOAN FEES                     400,000                       400,000
               STOCK ISSUED TO CONVERT DEBT                    324,960                       324,960
     NON-CASH ASSETS OF NEWTON HEALTHCARE NETWORK, LLC
                         ACQUIRED                               99,849                        99,849
                                                            ==========                   ===========

                      See accompanying notes to unaudited financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Rockport Healthcare Group, Inc., a Delaware corporation (the "Company" or "Rockport"), formerly Protokopos Corporation was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of Rockport Group of Texas, Inc. Protokopos Corporation was originally formed specifically to be a "clean public shell" for the purpose of either merging with or acquiring an operating company with operating history and other assets.

         On December 17, 1997, Protokopos Corporation acquired all of the issued and outstanding common stock of Rockport Group of Texas, Inc. in exchange for 1,442,432 shares of its common stock and the surrender, redemption and retirement of 254,760 shares of Treasury common stock, leaving total outstanding Protokopos Corporation shares of 2,461,472. These financial statements have been consolidated effective as of December 17, 1997. On January 16, 1998, the name of the corporation was changed from Protokopos Corporation to Rockport Healthcare Group, Inc.

         The Company has been in the development stage since its inception and has been established as a holding company to develop and/or acquire business entities which deliver comprehensive, integrated products and/or services to targeted healthcare populations. These products and services include, but are not limited to, medical healthcare networks for workers' compensation injuries and rehabilitation, individual and group medical networks for accidents and illnesses, medical networks for catastrophic illnesses and injuries and access to national medical, dental, prescription, chiropractic and vision networks via private label or retail medical access savings cards. The goal of the Company is to develop and deliver high value, quality healthcare services and programs that create provider and customer satisfaction as well as result in appropriate financial return to investors in the Company.

         The Company had the following wholly owned subsidiaries as of March 31, 1999:

                Rockport Advanced Care, Inc.
                Rockport Community Network, Inc.
                Rockport Group of Texas, Inc.
                Rockport Occupational Network, Inc.
                Rockport Preferred, Inc.
                Newton Healthcare Network, LLC

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Expenditures for renewals and betterments are capitalized and maintenance and repair expenditures are expensed as incurred. Depreciation and amortization are computed by the straight-line method over the estimated economic lives of the assets as follows:

                Office furniture and equipment       7 years
                Computer equipment and software      3 to 5 years
                Telephone equipment                  7 years

         ORGANIZATION COSTS

         Prior to the acquisition of Rockport Group of Texas, Inc. the Company's activities had been limited to organizational matters and amortized on a straight-line basis over a period of five years.

         INCOME TAXES

         The company has adopted the liability method of accounting for income taxes in accordance with SFAS No. 19, ACCOUNTING FOR INCOME TAXES. Under the new accounting standard, the Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between financial reporting and tax basis of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the period that includes the enactment date.

         The Company filed its initial income tax return using the cash basis of accounting. Since utilization of net operating loss carryforwards are not assured, no benefit for future offset of taxable income has been recognized.

         REVENUE RECOGNITION

         Revenue is recognized as products and services are delivered and earned. Losses are recognized when reasonable estimates of the amount of the loss can be made.

NOTE 2.  STOCK SUBSCRIPTION RECEIVABLE

         The Company has a stock subscription receivable of $1,086,487 for 1,086,487 shares of its common stock due from a third party. Of the original amount due, $219,000 was collected during the period ended March 31, 1999, and it is anticipated the balance will be collected during the third calendar quarter of 1999.

NOTE 3.  PRIOR PERIOD ADJUSTMENT

         The Company's prior president and controlling shareholder had advanced $1,198 to fund operations. Of this amount, $1,168 had been expensed in prior persons and $30 was expensed during the first six months of a previous reporting period. In connection with the purchase of the Company's subsidiary, the prior president released the Company of this liability such that the $1,168 expensed in previous years has been reported as an adjustment of prior periods.

NOTE 4.  DUE TO SHAREHOLDERS, DIRECTORS AND OFFICERS

         Shareholders who are also officers and directors of the Company and an employee of one of the Company's subsidiaries have advanced funds to one of the Company's subsidiaries for operations. Effective October 31, 1998, three officers who are also directors converted $324,960 of amounts owing by the Company to these officers into common stock of the Company at an exchange rate of $1 per share.

         The Company expensed management fees in the consolidated income statement of $287,250.

NOTE 5.  NOTES PAYABLE

         On September 14, 1998, Bannon Energy Incorporated ("Bannon") loaned the Company $200,000 for a one year, 8% note in the same amount and 200,000 shares of Company SEC Rule 144 restricted common stock. The stock, valued at $1 per share, has been recorded as a loan cost and is being amortized over the period of the loan, one year. On January 26, 1999, Bannon loaned the Company an additional $100,000 at 8% interest with the note due September 15, 1999. The Company issued an additional 100,000 shares of Company SEC Rule 144 restricted common stock to Bannon, which was also valued at $1 per share and is being amortized as loan costs over the term of the loan. Bannon has the option, but not the obligation, to convert the principal amount of the loans into an additional 300,000 shares of Company SEC Rule 144 restricted common stock at any time prior to the loan maturity date.

         On November 5, 1998, a shareholder of the Company loaned the Company $100,000 for a six month period at 10% interest payable in the same amount and 50,000 shares of Company SEC Rule 144 restricted common stock. The stock, valued at $1 per share, has been recorded as a loan cost and is being amortized over the period of the loan. The loan was extended in January 1999 to a one-year loan and an additional 50,000 shares of Company SEC Rule 144 restricted common stock was issued for the extension. The shareholder has the option to convert the principal amount of the loan into an additional 100,000 shares of Company SEC Rule 144 restricted common stock at any time prior to the loan maturity date.

NOTE 6.  LEASES

         One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2002. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments for each year in the three year period ending March 31, 2002 are as follows:

         Period ending:
               March 31, 2000           $123,628
               March 31, 2001           $ 32,226
               March 31, 2002           $ 1,8306

NOTE 7.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company.

NOTE 8.  ACQUISITIONS

         As of December 12, 1997, the Company entered into an agreement with Rockport Group of Texas, Inc. ("RGT"), a Nevada corporation, for the shareholders of the Company to exchange 80% of the Company's issued and outstanding common stock for all of the issued and outstanding common stock of RGT. Effective December 17, 1997, the exchange of stock occurred, making RGT a wholly owned subsidiary of the Company. RGT remitted to the controlling shareholder of the Company prior to the acquisition $5,000 for various fees and expenses relating to this acquisition and change in control.

         On September 14, 1998, Rockport Community Network, Inc., acquired 100% of the membership interests of Newton Healthcare Network, LLC, a Texas limited liability company for 100,000 shares of Company SEC Rule 144 restricted common stock. Bannon owned 85% of the membership interests and received 85,000 shares of Company common stock. Bannon also received an overriding royalty interest to receive 2% of the gross revenues received by both Newton Healthcare Network, LLC and Rockport Community Network, Inc. Goodwill has been recorded in the amount of $99,849.

NOTE 9.  CONTINGENT LIABILITIES

         One of the Company's subsidiaries has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at $200 per share and is expected to be redeemed out of future cash flow of the Company.

NOTE 10. RELATED PARTY TRANSACTIONS

         In connection with the acquisition by the Company of RGT, RGT remitted on behalf of the then three common stock shareholders $75,000 ($25,000 for each) to the controlling shareholder of the Company for the right to exchange the common stock of RGT for the common stock of the Company. RGT has reflected in its financial statements this remittance made on behalf of its then shareholders as a $25,000 reduction in the prior advances and/or the note payable made by each of these shareholders of which all are also directors of the Company.

NOTE 11. GOING CONCERN

         The Company is a developmental stage company and, as such, requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee and director debt to common stock of the Company. The Company has an agreement with an outside firm whereby the firm is to sell 1,000,000 shares of the Company's common stock under SEC Rule 144 for total proceeds to the Company of $1,000,000. As of March 31, 1999, the Company had received proceeds from the sale of the Company's common stock of $713,750 with an additional amount due of $1,086,487. It is anticipated the balance of the funding from the sale of common stock will be received during the second and third calendar quarters of 1999.

         Should the Company not be able to raise the necessary funding to implement the Company's business plan, the Company would not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

NOTE 12. INCOME TAXES

         The fiscal year end of the company is March 31. As of March 31, 1997, the Company had a net operating loss carryforward of $3,258 that would begin expiring in the year 2010, however, due to the effects of the prior period adjustment discussed in Note 3, this net operating loss carryforward will be adjusted to $2,090. The consolidated tax return filed for March 31, 1998 fiscal year reflects a loss of $232,886, which will increase the loss carryforward to $234,976. This component would expire in the year 2013.