Form 10KSB40/A
period 1999-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 1999-07-26
CIK 919606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year end March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission file number 0-23514


                         ROCKPORT HEALTHCARE GROUP, INC.
-------------------------------------------------------------------------------
                (Exact name of small business issuer in charter)

         Delaware                                      33-0611497
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

         50 Briar Hollow Lane, Suite 515W
         Houston, Texas                                     77027
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (713) 621-9424
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant to
Section 12(g) of the Act:                      Common Stock, par value $.001
                                               -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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

         It is estimated there are 110 million individuals in the United States who are either uninsured, underinsured or uninsurable. The card will afford discounted healthcare goods and services throughout the United States provided by physicians, healthcare facilities, prescriptions, dentists, chiropractors, vision care and hearing providers. The Company began selling the card during the second calendar quarter of 1999 and has received a favorable response from those presented with the medical access savings card literature.

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

         FORWARD-LOOKING INFORMATION

         In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-KSB and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe", "anticipate", "hope", "estimate", "project", "intend", "expect" and similar expressions are intended to identify such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-KSB should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

         Important factors that could cause actual results to differ materially from the expectations reflected in a forward-looking statement herein include, among other things, (1) the volatile nature of the securities business, (2) the uncertainties surrounding the rapidly evolving markets in which the Company competes, (3) the uncertainties surrounding technological change and the Company's dependence on computer systems, (4) the Company's dependence on its intellectual property rights, (5) the success of marketing efforts by third parties in revenue sharing agreements, (6) the potential of increased government regulation of the healthcare industry and subsequent changes in the current laws, rules and regulations, (7) the changing demands by customers and (8) arrangements with present and future customers and third parties.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the hereof. Changes may occur after that date and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

         COMPETITION

         The managed healthcare industry and the Company's markets are highly competitive. Healthcare, despite a continually changing reimbursement formula and ten-year decline in net margins, continues to be this country's most competitive industry. Quality and price of services and products, however, continue to be distinguishing factors that customers and consumers will seek out and purchase. The Company will compete by delivering comprehensive, integrated services and/or products to defined healthcare populations with excellent customer services and exteremely competitive pricing. There are many managed healthcare organizations, including many that are larger and have financial resources significantly greater than those of the Company.

         The Company anticipates it will only participate in one business industry, managed healthcare. This lack of diversification should be considered a substantial risk to those investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. For several years the Federal government has proposed various forms of national health insurance. Should a comprehensive national health insurance program be enacted, the Company would have to modify its business plan accordingly.

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

         During the twelve month period ended March 31, 1999, the Company issued 2,475,697 shares of its common stock. These shares were sold for cash, issued for services rendered to the Company, issued as inducement for making loans to the Company, conversion of debt and issued for the acquisition of Newton Healthcare Network, LLC. At March 31, 1999, the Company had a subscription receivable of $1,086,487 for the sale of 1,086,487 shares of its SEC Rule 144 restricted common stock at a price of $1 per share, which are included in the number of shares issued by the Company during the twelve-month period ended March 31, 1999.

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

         On September 14, 1998, the Company acquired 100% of the membership interests of Newton Healthcare Network, LLC ("Newton") through the issuance of 100,000 shares of SEC Rule 144 Company restricted common stock. Newton is a statewide preferred provider organization holding contracts with 65 hospitals and 8,000 providers. This acquisition allows the Company to enter the accident and health area of the healthcare industry. The Company intends to expand Newton's network to include all states and to begin actively marketing Newton's accident and health network to insurance companies and other payors to provide premier services for its clients needing quality and cost containment for their health and medical benefits programs.

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

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1,257,150, or 277%, to $1,710,216 in 1999 from
$453,066 in 1998. This increase was primarily due to the fact that only five months of general and administrative expenses were included in the period ended March 31, 1998, compared to twelve months of expenses included in the year ended March 31, 1999. Increased staffing and associated expenses to implement the Company's business plan accounted for the increase.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $174,625 to $181,638 in 1999 from $7,013 in 1998. The Company obtained loans during 1999 to fund its operations. Three of the loans obtained in the principal amounts of $400,000 granted the makers 400,000 shares of the Company's SEC Rule 144 restricted common stock. The fair market value of the common stock issued on the date of issuance has been capitalized as loan costs and is being amortized over the term of the loans. The total amount of the loan costs amortized during the period ended March 31, 1999, was $166,944.

         INTEREST EXPENSE. Interest expense increased by $15,513, or 610%, to $20,179 in 1999 from $4,666 in 1998. This increase was a result of accrued interest payable on the loans received by the Company during 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company is a developmental stage company and, as such, requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee and director debt to common stock of the Company. The Company has an agreement with an outside firm whereby the firm is to sell 1,000,000 shares of the Company's common stock under SEC Rule 144 for total proceeds to the Company of $1,305,487. As of March 31, 1999, the Company had received proceeds from the sale of the Company's common stock of $219,000 with an additional amount due of $1,086,487 after revisions to the agreement. It is anticipated the balance of the funding from the sale of Company common stock will be received during the second and third calendar quarters of 1999.

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

         YEAR 2000 READINESS

         The potential problems referred to as "Year 2000" or "Y2K" result from systems using only two digits to indicate the year in a date and thereby not being able to distinguish between January 1, 1900 and January 1, 2000. In addition certain systems may fail to detect that the year 2000 is a leap year.

         Since all of the Company's computer software has been created or purchased from major vendors within the last two years, the year 2000 is not expected to effect the Company's internal computer systems.

         The most likely worst case scenario is the failure of one or more outside communication or third party data providers to be Y2K compliant. Such failure could require the Company to incur unanticipated expenses to replace such outside communication or third party data, if needed, to maintain the Company's products and services at expected levels, which action could have a material adverse effect on the Company's business, results of operations and financial condition. The contingency plan to react to the worst case scenario should be developed by the Company no later the end of September, 1999.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In June, 1999, the Company retained Hein + Associates, LLP, Certified Public Accountants, Houston, Texas as its independent accountants of the Company to audit the Company's financial statements for the period ended March 31, 1999. The Company's previous principal auditors Warfield & Co. ("Warfield"), Certified Public Accountants, Scottsdale, Arizona, resigned in June, 1999 due to nonpayment of the prior year audit fees which resulted in a lack of independence.

         During the fiscal year ended March 31, 1999 and the period between April 1, 1999, up to and including the day of its resignation, there were no disagreements between the Company and Warfield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which if not resolved to Warfield's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

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


Name                   Age                    Position
----                   ---                    --------
John K. Baldwin        65       Chairman of the Board and Executive Vice President
Harry M. Neer          59       President, Chief Executive Officer and Director
Larry K. Hinson        53       Secretary, Treasurer and Director
William W. Wollenberg  45       President, Rockport Community Network, Inc.
Robert D. Johnson      52       Director
Dirk A. Wray           42       Director

         Set forth below is biographical information about each of the Company's executive officers and Board members.

         JOHN K. BALDWIN. Mr. Baldwin has been Chairman of the Board and a director of the Company since 1997. Mr. Baldwin was appointed to the position of Executive Vice President in 1999. Mr. Baldwin is an attorney and possesses an MBA degree in finance. During the period 1961 through 1970, Mr. Baldwin served as corporate counsel and held various executive positions with Litton Industries and Dart Industries. Thereafter, as an entrepreneur, he founded businesses that operated profitably in the areas of real estate development, direct sales to consumers and providing marketing and financial services to healthcare providers. His wholly owned Athena Company, a direct marketing business, was sold to the Gillette Company in 1976. In 1977, Mr. Baldwin co-founded and served as Vice Chairman of American Sterling Corporation that engaged in providing insurance and data processing to major financial institutions. This business was sold to Zurich Insurance Company in 1997.

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

         WILLIAM W. WOLLENBERG. Mr. Wollenberg has been President of Rockport Community Network, Inc. since 1998. Mr. Wollenberg has a Bachelors degree in Criminal Justice Administration. Mr. Wollenberg has 20 years of experience in the healthcare industry. From 1991 to 1998, Mr. Wollenberg was Senior Sales Manager and National Accounts Director for CNN/ Medview Services, Inc. in Monument, Colorado. From 1987 to 1991, Mr. Wollenberg was Vice President and Co-founder of Work Reconditioning Systems, Inc., which was one of the first nationally recognized industrial based work hardening programs. Prior to 1987, Mr. Wollenberg held various management positions in the worker's compensation healthcare industry.

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

                        SUMMARY COMPENSATION TABLE

                                            Fiscal                        Conversion of Salary
Name and Principal Position                 Year         Salary           to Common Stock (c)
---------------------------                 ----         ------           --------------------
Harry M. Neer                               1999         $ 87,500 (a)     $ 40,500
  President and Chief Executive Officer     1998         $ 24,500 (b)           --

Larry K. Hinson                             1999         $ 88,500 (a)     $ 35,500
  Secretary and Treasurer                   1998         $ 23,500 (b)           --

William W. Wollenberg                       1999         $240,000               --
  President, Rockport Community             1998         $ 30,000               --
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

                                     PART V

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits of the Company are included herein.


                                                                                        Sequential
     Exhibit No.               Document Description                                     Page No.
     -----------               --------------------                                     ----------
         3. (Previously Filed) Certificate of Incorporation and Bylaws

                           3.1      Articles of Incorporation(1)
                           3.2      Bylaws(1)

         10.               Material Contracts

                           10.1     Bill Review Company Payor Agreement-Elite Data Services, Inc.
                           10.2     TPA Payor Agreement-Humana Workers' Compensation Services, Inc.

         27                Financial Data Schedule

-----------------------
(1) Incorporated by reference to such exhibit as filed with the Company's registration statement form 10-SB, File No. 0-2351

         (b)  Reports on Form 8-K

                  None

                          INDEPENDENT AUDITOR'S REPORT


July 9, 1999


The Board of Directors
Rockport Healthcare Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Rockport Healthcare Group, Inc. and subsidiaries (Companies in the developmental stage) as of March 31, 1999, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc. and subsidiaries (Companies in the developmental stage) as of March 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Rockport Healthcare Group, Inc. and subsidiaries (Companies in the developmental stage) will continue as a going concern. As more fully discussed in Note 10 to the financial statements, the Company has incurred an accumulated net loss of $2,115,107. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Hein & Associates LLP
----------------------------
Certified Public Accountants

                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)


                           CONSOLIDATED BALANCE SHEETS


                                                                                            MARCH 31,
                                                                             --------------------------------------
                                                                                   1999                 1998
                                                                             -----------------    -----------------
                                                                                                   (Restated and
                                                                                                     unaudited)
                                                      ASSETS
CURRENT ASSETS:
    Cash                                                                     $        17,320      $         1,398
    Accounts receivable, no allowance for doubtful accounts                           13,357                    -
    Prepaid expenses                                                                   1,028                7,549
                                                                             ---------------      ---------------
             Total current assets                                                     31,705                8,947
                                                                             ---------------      ---------------

PROPERTY, PLANT AND EQUIPMENT:
    Office furniture and equipment                                                    35,097               25,317
    Computer equipment and software                                                   51,892               39,450
    Telephone equipment                                                               15,085               12,617
                                                                             ---------------      ---------------
                                                                                     102,074               77,384
    Less accumulated depreciation                                                     20,418                5,724
                                                                             ---------------      ---------------
             Net property, plant and equipment                                        81,656               71,660
                                                                             ---------------      ---------------

OTHER ASSETS:
    Deposits                                                                          10,015               12,071
    Note receivable                                                                        -               20,000
    Organization cost, net                                                                 -                1,785
    Capitalized loan costs, net                                                      233,056                    -
    Goodwill, net                                                                     99,849                    -
                                                                             ---------------      ---------------
             Total other assets                                                      342,920               33,856
                                                                             ---------------      ---------------
             Total assets                                                    $       456,281      $       114,463
                                                                             ===============      ===============

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Notes payable                                                            $       428,536      $        25,000
    Accounts payable                                                                  91,251               30,112
    Due to shareholders, directors, officers, and employees                           35,100              174,983
    Payroll tax payable                                                              139,157                    -
    Other current liabilities                                                         34,091               33,419
                                                                             ---------------      ---------------
             Total current liabilities                                               728,135              263,514
                                                                             ---------------      ---------------

LONG-TERM DEBT                                                                             -               75,000
                                                                             ---------------      ---------------
             Total liabilities                                                       728,135              338,514
                                                                             ---------------      ---------------
COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 8)

SHAREHOLDERS' DEFICIT :
     Preferred stock, $.001 par value, 1,000,000 shares authorized, none
         issued                                                                            -                    -
    Stock subscription receivable                                                 (1,086,487)
     Common stock, $.001 par value, 20,000,000 shares authorized,
         4,937,169 and 2,461,472 shares issued and outstanding at
         March 31, 1999 and 1998, respectively                                         4,938                2,462
    Additional paid-in capital                                                     2,924,802              198,930
    Accumulated deficit during the development stage                              (2,115,107)            (425,443)
                                                                             ---------------      ----------------
             Total shareholders' deficit                                            (271,854)            (224,051)
                                                                             ---------------      ---------------
             Total liabilities and shareholders' deficit                     $       456,281      $       114,463
                                                                             ===============      ===============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                       CUMULATIVE
                                                                  YEAR ENDED MARCH 31,                   DURING
                                                          --------------------------------------       DEVELOPMENT
                                                               1999                 1998                STAGE
                                                          --------------       --------------       --------------
                                                                                (Restated and         (unaudited)
                                                                                  unaudited)

Revenues                                                  $       43,828       $       32,289       $       76,117

Cost of Sales                                                      3,097                    -                3,097
                                                          --------------       --------------       --------------

Gross Profit                                                      40,731               32,289               73,020
                                                          --------------       --------------       --------------

General and Administrative Expenses                            1,710,216              453,066            2,163,282

Interest, Net                                                     20,179                4,666               24,845
                                                          --------------       --------------       --------------

                                                               1,730,395              457,732            2,188,127
                                                          --------------       --------------       --------------

Net Loss                                                  $   (1,689,664)      $     (425,443)      $   (2,115,107)
                                                          ==============       ==============       ==============

Net Loss Per Share - Basis and Diluted                    $         (.46)      $         (.26)      $         (.79)
                                                          ==============       ==============       ==============

Weighted Average Number of Common Shares Outstanding           3,706,168            1,615,459            2,660,813
                                                          ==============       ==============       ==============




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ROCKPORT HEALTHCARE GROUP, INC.
                       (COMPANIES IN THE DEVELOPMENTAL STAGE)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 1999 AND 1998




                                                                                    COMMON STOCK
                                                             STOCK         -------------------------------
                                                         SUBSCRIPTIONS        SHARES            AMOUNT
                                                         --------------    ------------     --------------
Balances March 31, 1997 (restated and unaudited)         $            -               -     $            -

Initial issuance of common stock (restated and
   unaudited)                                                         -         961,621                962

Common stock issued for cash (restated and                            -         480,811                481
   unaudited)

Issuance of common stock to acquire Protokopos
   Corporation (unaudited)                                            -       1,019,040              1,019

Net loss (unaudited)
                                                         --------------    ------------     --------------
Balances March 31, 1998 (restated)                                    -       2,461,472              2,462

Common stock issued for cash                                          -         674,100                674

Stock issued for subscription                                (1,305,487)        805,487                806

Stock issued for services                                             -         171,150                171

Stock issued in connection with debt                                  -         400,000                400

Stock issued to acquire Newton Healthcare
   Network, LLC                                                       -         100,000                100

Conversion of debt to equity                                          -         324,960                325

Collection of stock subscription                                219,000               -                  -

Net loss                                                              -               -                  -
                                                         --------------    ------------     --------------
Balances March 31, 1999                                  $   (1,086,487)      4,937,169     $        4,938
                                                         ==============    ============     ==============


                                                                            ACCUMULATED
                                                                              DEFICIT            TOTAL
                                                           ADDITIONAL        DURING THE      SHAREHOLDERS'
                                                             PAID-IN        DEVELOPMENT         EQUITY
                                                             CAPITAL           STAGE           (DEFICIT)
                                                          -------------    --------------    -------------
Balances March 31, 1997 (restated and unaudited)          $           -    $            -    $           -

Initial issuance of common stock (restated and
   unaudited)                                                         -                 -              962

Common stock issued for cash (restated and
   unaudited)                                                   199,519                 -          200,000

Issuance of common stock to acquire Protokopos
   Corporation (unaudited)                                         (589)                -              430

Net loss (unaudited)                                                             (425,443)        (425,443)
                                                          -------------    --------------    -------------
Balances March 31, 1998 (restated)                              198,930          (425,443)        (224,051)

Common stock issued for cash                                    426,076                 -          426,750

Stock issued for subscription                                 1,304,681                 -                -

Stock issued for services                                       170,980                 -          171,151

Stock issued in connection with debt                            399,600                 -          400,000

Stock issued to acquire Newton Healthcare
   Network, LLC                                                  99,900                 -          100,000

Conversion of debt to equity                                    324,635                 -          324,960

Collection of stock subscription                                      -                 -          219,000

Net loss                                                              -        (1,689,664)      (1,689,664)
                                                          -------------    --------------    -------------
Balances March 31, 1999                                   $   2,924,802    $   (2,115,107)   $    (271,854)
                                                          =============    ==============    =============



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ROCKPORT HEALTHCARE GROUP, INC.
                       (COMPANIES IN THE DEVELOPMENTAL STAGE)

                             STATEMENT OF CASH FLOWS


                                                                                                                  CUMULATIVE
                                                                                YEARS ENDED MARCH 31,               DURING
                                                                         ------------------------------------    DEVELOPMENT
                                                                               1999               1998              STAGE
                                                                         --------------     --------------    ----------------
                                                                                            (Restated and        (unaudited)
                                                                                              unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (1,689,664)    $     (425,443)   $     (2,115,107)
   Adjustments to reconcile net loss to cash flow for operating activities:
         Depreciation                                                            14,694              7,008              21,702
         Issuance of stock for services                                         171,151                  -             171,151
         Changes in assets and liabilities:
            Accrued interest receivable                                                                 257                257
            Accounts payable                                                     61,139             11,540              72,679
            Accrued expenses                                                    152,406             68,272             220,678
            Other assets                                                          3,841                  -               3,841
            Accounts receivable - trade                                         (46,955)                 -             (46,955)
            Prepaid expenses                                                      6,521              3,285               9,806
         Other                                                                  200,542             15,005             215,547
                                                                         --------------     --------------    ----------------

CASH FOR OPERATING ACTIVITIES                                                (1,126,325)          (320,076)         (1,446,401)
                                                                         --------------     --------------    ----------------


                                                                     (Continued)

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                          ROCKPORT HEALTHCARE GROUP, INC.
                       (COMPANIES IN THE DEVELOPMENTAL STAGE)

                         STATEMENT OF CASH FLOWS, CONTINUED


                                                                                                                  CUMULATIVE
                                                                                YEARS ENDED MARCH 31,               DURING
                                                                         ------------------------------------    DEVELOPMENT
                                                                               1999               1998              STAGE
                                                                         --------------     --------------    -----------------
                                                                                            (Restated and        (unaudited)
                                                                                              unaudited)
FINANCING ACTIVITIES:
   Proceeds from sale of stock                                           $      426,750     $      200,962    $         627,712
   Proceeds from notes payable                                                  485,536                  -              485,536
   Repayments of notes payable                                                  (25,000)                 -              (25,000)
   Loans from officer                                                            40,500            113,483              153,983
   Proceeds from stock subscription                                             219,000                  -              219,000
                                                                         --------------     --------------    -----------------

CASH FROM FINANCING ACTIVITIES                                                1,146,786            314,445            1,461,231
                                                                        ---------------     --------------    -----------------

INVESTING ACTIVITIES:
   Purchase of fixed assets                                                     (24,690)              (588)             (25,278)
   Proceeds from note receivable                                                 20,000                  -               20,000
   Cash acquired from acquisition of Newton Healthcare                                                   -
      Network, LLC                                                                  151                                     151
   Other                                                                                            (2,985)              (2,985)
                                                                         --------------     --------------    -----------------

CASH USED IN INVESTING ACTIVITIES                                                (4,539)            (3,573)             (8,112)
                                                                         --------------     --------------    -----------------

NET INCREASE IN CASH                                                             15,922             (9,204)               6,718

CASH AND CASH EQUIVALENTS, beginning of year                                      1,398             10,602               10,602
                                                                         --------------     --------------    -----------------

CASH AND CASH EQUIVALENTS, end of year                                   $       17,320     $        1,398    $          17,320
                                                                         ==============     ==============    =================

NONCASH TRANSACTIONS:
   Stock issued for subscriptions                                        $    1,305,487                       $       1,305,487
   Stock issued to convert debt to equity                                       324,960                                 324,960
   Non-cash assets of Newton Healthcare Network, LLC                             99,849                                  99,849
                                                                         ==============                       =================

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                      COMPANIES IN THE DEVELOPMENTAL STAGE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Rockport Healthcare Group, Inc., a Delaware corporation (the "Company"), formerly Protokopos Corporation, was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc.("Rockport"). For accounting purposes, the acquisition has been treated as a reverse acquisition of the Company by Rockport (see Note 7, "Reverse Acquisition by Rockport").

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

         The goal of the Company is to develop and deliver high value, quality healthcare services and programs that create provider and customer satisfaction as well as result in appropriate financial return to investors in the Company. The Company was originally formed specifically to be a "clean public shell" for the purpose of either merging with or acquiring an operating company with operating history and other assets.

         The Company had the following wholly owned subsidiaries as of March 31, 1999:

                  Rockport Advanced Care, Inc.
                  Rockport Community Network, Inc.
                  Rockport Group of Texas, Inc.
                  Rockport Occupational Network, Inc.
                  Rockport Preferred, Inc.
                  Newton Healthcare Network, LLC

All significant intercompany balances and transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated economic lives of the assets which range from 3 to 7 years.

         INCOME TAXES

         The Company accounts for income taxes on the liability method, under which the amount of deferred income taxes is based on the tax effects of the differences between the financial and income tax basis of the Company's assets, liabilities, and operating loss carryforwards at the balance sheet date based upon existing laws. Deferred tax assets are recognized if it is more likely than not that the future income tax benefit will be realized. Since utilization of net operating loss carryforwards is not assured, no benefit for future offset of taxable income has been recognized in the accompanying financial statements.

         LONG-LIVED ASSETS

         The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses.

         USE OF ESTIMATES

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         LOAN FEES

         Loan fees incurred while obtaining financing, aggregating $400,000, are being amortized using the interest yield method over the term of the related notes payable. Accumulated amortization aggregated $166,944 at March 31, 1999.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investment in foreign subsidiaries, changes in market value of certain investments in securities, and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net loss for the year ended March 31, 1999.

         REVENUE RECOGNITION

         Revenue is recognized as products and services are delivered and earned. Losses are recognized when reasonable estimates of the amount of the loss can be made.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of financial instruments, primarily accounts receivable, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

2.       STOCK SUBSCRIPTION RECEIVABLE

         The Company has a stock subscription receivable of $1,086,407 due from a third party. Of the original amount subscribed, $219,000 was collected during the year ended March 31, 1999.

3.       RESTATEMENT OF PRIOR PERIOD

         The Company had previously not reported the acquisition of Rockport as a reverse acquisition during the year ended March 31, 1998. As a result, certain amounts have been restated in the fiscal 1998 financial statements as follows:


                                                          As previously                          Restated
                                                            reported          Adjustment          Amounts
                                                         --------------     --------------     --------------
         Revenues                                        $       25,487     $        6,802     $       32,289

         Cost of sales                                                -                  -                  -
                                                         --------------     --------------     --------------

         Gross profit                                            25,487              6,802             32,289
                                                         --------------     --------------     --------------

         General and administrative                             331,367            121,699            453,066
         Interest, net                                            2,841              1,825              4,666
                                                         --------------     --------------     --------------

                                                                334,208            123,524            457,732
                                                         --------------     --------------     --------------

         Net loss                                        $     (308,721)    $     (116,722)    $     (425,443)
                                                         ==============     ==============     ==============

         Net loss per share                              $       (0.19)                        $       (0.26)
                                                         =============                         =============

4.       NOTES PAYABLE

         The Company had an 8% note due to a shareholder and director in the amount of $100,000 as of March 31, 1998. The principal balance of the note has been reduced by $25,000 at March 31, 1999 as a result of a payment made by the Company to the prior controlling shareholder on behalf of this shareholder to effectuate the transfer of control of the Company. Additional loans in the amount of $57,000 were advanced by this shareholder during fiscal 1998. The loan balance of $132,000 plus accrued interest of $7,118 was converted to 139,118 shares of the Company's common stock valued at $1 per share during the year ended March 31, 1999.

         On September 14, 1998, Bannon Energy Incorporated ("Bannon") loaned the Company $200,000 under a one-year, 8% note collateralized by all assets of the Company and received 200,000 shares of the Company's restricted common stock. The stock, valued at $1 per share, has been recorded as a loan cost and is being amortized over one year. On January 26, 1999, Bannon loaned the Company an additional $100,000 at 8% interest. This note matures September 15, 1999. The Company issued to Bannon an additional 100,000 shares of the Company's restricted common stock, which was also valued at $1 per share and is being amortized as a loan cost over the term of the loan. Bannon has the option, but not the obligation, to convert the principal amount of the loans into an additional 300,000 shares of the Company's restricted common stock at any time prior to the loan maturity dates.

         On November 5, 1998, a shareholder of the Company loaned the Company $100,000 (unsecured) for a six-month period at 10% and received 50,000 shares of the Company's restricted common stock. The stock, valued at $1 per share, has been recorded as a loan cost and is being amortized over the period of the loan. The loan was extended in January 1999 to a one-year loan, and an additional 50,000 shares of the Company's restricted common stock was issued to this shareholder. The shareholder has the option to convert the principal amount of the loan into an additional 100,000 shares of the Company's restricted common stock at any time prior to the loan maturity date. This note is personally guaranteed by two officers and shareholders.

         On March 1, 1999, a shareholder of the Company loaned the Company $28,536 at 8% interest payable in 12 equal installments, including interest of $2,482. The loan is due March 1, 2000 and is unsecured.

5.       LEASES

         The Company's subsidiary has assumed leases for office space and equipment under operating leases expiring at various dates through 2003. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under noncancellable leases with terms in excess of one year are as follows:


Years Ending March 31,
----------------------
         2000                                    $  123,591
         2001                                    $   32,787
         2002                                    $    4,032
         2003                                    $    2,688

6.       ACQUISITIONS

         On September 14, 1998, Rockport Community Network, Inc., a wholly owned subsidiary of the Company, acquired 100% of the membership interests of Newton Healthcare Network, LLC ("Newton"), a Texas limited liability company for 100,000 shares of the Company's restricted common stock. Bannon, owned by a Director of the Company, owned 85% of the membership interest and received a 2% overriding royalty interest on the gross revenues of Newton and Rockport Community Network, Inc. The acquisition has been accounted for on the purchase method of accounting. Newton had $151 of cash and no other assets or liabilities on the date of acquisition. Goodwill has been recorded in the amount of $99,849 and is being amortized over a 20-year period.

7.       REVERSE ACQUISITION BY ROCKPORT

         On December 17, 1997, the shareholders of Rockport approved a merger with Protokopos Corporation (the "Merger"). Pursuant to the Merger Agreement, each outstanding share of Rockport, par value $1 per share, was converted to the right to receive 961.6213 shares of Protokopos Corporation, par value $.001 per share. After the completion of the Merger, Protokopos Corporation changed its name to Rockport Healthcare Group, Inc. At the conclusion of the Merger, the Company had 2,461,472 shares of common stock outstanding. As of the date of the acquisition, Protokopos had no assets or liabilities.

8.       CONTINGENT LIABILITIES

         One of the Company's subsidiaries has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at $200 per share and is expected to be redeemed out of future cash flows of the Company.

         The Company has unpaid payroll taxes from June 30, 1998 forward totaling $139,157. Interest and penalties of approximately $18,000 have been accrued at March 31, 1999.

9.       RELATED PARTY TRANSACTIONS

         In connection with the acquisition of the Company by Rockport, Rockport remitted on behalf of the then three common stock shareholders $75,000 ($25,000 for each) to the controlling shareholder of the Company for the right to exchange the common stock of Rockport for the common stock of the Company. The Company has reflected in its financial statements this remittance made on behalf of its then shareholders as a $25,000 reduction in the prior advances and/or the note payable made by each of these shareholders who all are also directors of the Company.

         Shareholders who are also officers and directors of the Company have advanced funds to and accrued consulting fees with the Company in the amount of $185,842. These liabilities were converted to equity during fiscal 1999. At March 31, 1999, additional advances or accrued consulting fees due these individuals totaled $35,100.

         The Company incurred management fees to various shareholders and directors in the amount of $287,250 for the year end March 31, 1999.

         See Note 4 for a discussion of financing provided by related parties.

10.      GOING CONCERN

         The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has incurred an accumulated net loss of $2,115,107. This matter raises substantial doubt about the Company's ability to continue as a going concern.

         The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and converting employee and director debt to common stock of the Company. The Company has an agreement with an outside firm whereby the firm is to sell 805,487 shares of the Company's common stock for total proceeds to the Company of $1,000,000. Should the Company not be able to raise the necessary funding to implement the Company's business plan, the Company would not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

11.      INCOME TAXES

         There were no material deferred tax assets and liabilities as of March 31, 1999, with the exception of the Company's net operating loss carryforwards ("NOL's") for which the Company has provided a 100% valuation allowance. The Company's NOL's amounted to approximately $1,700,000 at March 31, 1999 and expire in 2019.

                                             SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its Behalf by the undersigned, thereunto duly authorized July 14, 1999.


                                             ROCKPORT HEALTHCARE GROUP, INC.


                                             By:
                                                ----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 14, 1999.


By:                                          Title: SecretaryTreasurer
   --------------------------------                -------------------------