Form 10QSB
period 1999-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 1999-08-13
CIK 919606

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)


         Delaware                                    33-0611497
--------------------------------        --------------------------------------
State or other Jurisdiction of            I.R.S. Employer Identification No.
 Incorporation or Organization

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

                                                 Yes _X__ No_____

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $.001 par value                          5,055,669
---------------------------------        ------------------------------------
Title of Class                           Number of Shares outstanding at
                                                     June 30, 1999
One exhibit included.

                         ROCKPORT HEALTHCARE GROUP, INC.


                                      INDEX

PART 1             FINANCIAL INFORMATION

                                                                                                         PAGE NO.
                                                                                                         --------
                   Item 1.       Consolidated Balance Sheets                                                  3
                                 June 30, 1999 and March 31, 1999

                                 Consolidated Statements of Operations                                        5
                                 Three Months Ended June 30, 1999 and 1998

                                 Consolidated Statement of Changes in Shareholders'                           6
                                    Deficit
                                 Year Ended March 31, 1999 and Three Months Ended
                                    June 30, 1999

                                 Statement of Cash Flows                                                      7
                                 Three Months Ended June 30, 1999 and 1998

                                 Notes to Consolidated Financial Statements                                   8

                   Item 2.       Management's Discussion and Analysis of Financial                            13
                                    Condition and Results of Operations

PART 2             OTHER INFORMATION

                   Item 1.       Legal Proceedings                                                            19

                   Item 2.       Changes in Securities                                                        18

                   Item 3.       Defaults Upon Senior Securities                                              18

                   Item 4.       Submission of Matter to a Vote of Security Holders                           18

                   Item 5.       Other Information                                                            18

                   Item 6.       Exhibits and Reports on Form 8-K                                             18

                                  PART 1 FINANCIAL INFORMATION

                  ITEM 1.



                                    ROCKPORT HEALTHCARE GROUP, INC.
                                (COMPANIES IN THE DEVELOPMENTAL STAGE)

                                     CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,         MARCH 31,
                                                                                      1999              1999
                                                                                ----------------  ---------------
                                                                                  (UNAUDITED)
                                                ASSETS
Current Assets:
      Cash                                                                      $         5,672   $        17,320
      Account receivables, no allowance for doubtful accounts                            37,189            13,357
      Prepaid expenses                                                                      514             1,028
                                                                                ----------------  ---------------
                 Total current assets                                                    43,375            31,705
                                                                                ----------------  ---------------

Property, Plant and Equipment:
      Office furniture and equipment                                                      35,097           35,097
      Computer equipment and software                                                     53,643           51,892
      Telephone equipment                                                                 15,085           15,085
                                                                                ----------------  ---------------
                                                                                         103,825          102,074
      Less accumulated depreciation                                                       25,412           20,418
                                                                                ----------------  ---------------
                 Net property, plant and equipment                                        78,413           81,656
                                                                                ----------------  ---------------

Other Assets:
      Deposits                                                                            10,015           10,015
      Capitalized loan costs, net                                                        113,889          233,056
      Goodwill, net                                                                       99,849           99,849
                                                                                ----------------  ---------------
                 Total other assets                                                      223,753          342,920
                                                                                ----------------  ---------------

                                                                                $        345,541  $       456,281
                                                                                ================  ===============


                 See accompanying notes to unaudited consolidated financial statements.

                                   ROCKPORT HEALTHCARE GROUP, INC.
                                (COMPANIES IN THE DEVELOPMENTAL STAGE)

                                     CONSOLIDATED BALANCE SHEETS


                                                                                           JUNE 30,         MARCH 31,
                                                                                             1999              1999
                                                                                        ----------------  ---------------
                                                                                          (UNAUDITED)
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Notes payable                                                                        $    490,260      $   428,536
      Accounts payable                                                                           98,654           91,251
      Due to shareholders, directors, officers, and employee                                     54,593           35,100
      Payroll tax payable                                                                       173,232          139,157
      Other current liabilities                                                                  39,529           34,091
                                                                                           ------------      -----------
                  Total current liabilities                                                     856,268          728,135
                                                                                           ------------      -----------

Long-term Debt                                                                                       --               --
                                                                                           ------------      -----------
                 Total liabilities                                                              856,268          728,135
                                                                                           ------------      -----------

Commitments and Contingencies (Notes 4 and 7)

Shareholders' Equity (Deficit):
      Preferred stock, $.001 par value, 1,000,000 authorized,
           none issued                                                                               --               --
      Stock subscription receivable                                                          (1,040,486)      (1,086,487)
      Common stock, $.001 par value, 20,000,000 shares authorized,
           5,055,669 and 4,937,169 shares issued and outstanding
               at June 30, 1999 and March 31, 1999                                                5,056            4,938
      Additional paid in capital                                                              3,141,684        2,924,802
      Accumulated deficit during the development stage                                       (2,616,981)      (2,115,107)
                                                                                           ------------      -----------
                 Total shareholders' deficit                                                   (510,727)        (271,854)
                                                                                           ------------      -----------

                                                                                           $    345,541      $   456,281
                                                                                           ------------      -----------
                                                                                           ------------      -----------


   See accompanying notes to unaudited consolidated financial statements.

                                          ROCKPORT HEALTHCARE GROUP, INC.
                                      (COMPANIES IN THE DEVELOPMENTAL STAGE)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                                                       CUMULATIVE
                                                                  FOR THE THREE MONTHS                   DURING
                                                                      ENDED JUNE 30,                   DEVELOPMENT
                                                                   1999               1998                STAGE
                                                              --------------     -------------       ----------------
Revenue                                                         $    28,339       $        --           $    104,456
Less cost of sales                                                    6,847                --                  9,944
                                                                -----------       -----------           ------------
         Gross profit                                                21,492                                   94,512
Operating Expenses:
         General and administrative                                 389,392           296,717              2,370,632
         Depreciation and amortization                              124,161             3,524                306,203
                                                                -----------       -----------           ------------
                                                                    513,553           300,241              2,676,835
                                                                -----------       -----------           ------------
Net Loss Before Other Income (Expense)
         and Income Taxes                                          (492,061)         (300,241)            (2,582,323)
Other Income (Expense)
         Interest expense                                            (9,816)           (2,294)               (34,661)
                                                                -----------       -----------           ------------
                                                                     (9,816)           (2,294)               (34,661)
                                                                -----------       -----------           ------------

Net Loss Before Income Taxes                                       (501,877)         (302,535)            (2,616,984)
Income taxes                                                            --                                        --
                                                                -----------       -----------           ------------
Net Loss                                                        $  (501,877)      $  (302,535)          $ (2,616,984)
                                                                -----------       -----------           ------------
                                                                -----------       -----------           ------------
Net Loss per share                                              $     (0.14)      $      (.11)          $      (0.71)
                                                                -----------       -----------           ------------
                                                                -----------       -----------           ------------
Weighted Average Number of Shares
         Outstanding                                              3,706,168         2,657,153              3,675,915



         See accompanying notes to unaudited consolidated financial statements.

                                ROCKPORT HEALTHCARE GROUP, INC.
                            (COMPANIES IN THE DEVELOPMENTAL STAGE)

                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                YEAR ENDED MARCH 31, 1999 AND THREE MONTHS ENDED JUNE 30, 1999



                                                               COMMON STOCK          ADDITIONAL                       TOTAL
                                            STOCK         ----------------------      PAID IN       ACCUMULATED    SHAREHOLDERS'
                                        SUBSCRIPTIONS       SHARES      AMOUNT        CAPITAL         DEFICIT         EQUITY
                                       --------------    ----------   ---------    ------------   -------------   -------------
Balances March 31, 1998 (restated)       $          --     2,461,472    $  2,462    $    198,930    $   (425,443)   $  (224,051)

Common stock issued for cash                        --       674,100         674         426,076              --        426,750

Stock issued for subscription               (1,305,487)      805,487         806       1,304,681              --             --

Stock issued for services                           --       171,150         171         170,980              --        171,151

Stock issued in connection with debt                --       400,000         400         399,600              --        400,000

Stock issued to acquire Newton                      --
   Healthcare Network, LLC                                   100,000         100          99,900              --        100,000

Conversion of debt to equity                        --       324,960         325         324,635              --        324,960

Collection of stock subscription               219,000            --          --              --              --        219,000

Net loss                                            --            --          --              --      (1,689,664)    (1,689,664)
                                         -------------   -----------    --------    ------------   -------------    -----------
Balances March 31, 1999                     (1,086,487)    4,937,169       4,938       2,924,802      (2,115,107)      (271,854)
                                         -------------   -----------    --------    ------------   -------------    -----------
Common stock issued for cash                        --        98,500          98         196,902              --        197,000

Collection of stock subscription                46,001            --          --              --              --         46,001

Stock issued for services                          --         20,000          20          19,980              --         20,000
Net loss                                           --             --          --              --        (501,877)      (501,877)
                                         ------------    -----------    --------    ------------    ------------    -----------
Balances June 30, 1999 (Unaudited)       $ (1,040,486)     5,055,669       5,056    $  3,141,684      (2,616,981)   $  (510,727)
                                         ------------    -----------    --------    ------------    ------------    ------------
                                         ------------    -----------    --------    ------------    ------------    ------------




     See accompanying notes to unaudited consolidated financial statements.

                                          ROCKPORT HEALTHCARE GROUP, INC.
                                      (COMPANIES IN THE DEVELOPMENTAL STAGE)

                                              STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                       CUMULATIVE
                                                                  FOR THE THREE MONTHS                   DURING
                                                                      ENDED JUNE 30,                   DEVELOPMENT
                                                                  1999                1998               STAGE
                                                            ---------------      -------------      ---------------
Operating Activities:
      Net Loss                                               $   (501,877)       $   (302,535)       $  (2,616,984)

      Adjustments to reconcile net loss to cash used
       in operating activities:
         Depreciation                                               4,994               3,434               26,696
         Amortization of loan costs                               119,167                  --              286,111
         Amortization of organization costs                            --                  90                    5
         Issuance of stock for compensation                            --                  --              145,000
         Stock issued for services                                     --                  --               26,151
         Write-off of bad debt                                         --                  --               48,598
         Changes in assets and liabilities:
            Accrued interest receivable                                --                  --                  257
            Accounts payable                                        7,404               8,067               80,083
            Accrued expenses                                       34,705              83,450              254,753
            Other assets                                               --                  --                3,841
            Other current liabilities                               5,438                  --                5,438
            Accounts receivable - trade                           (23,833)                 --              (70,788)
            Prepaid expenses                                          514               2,871               10,320
                                                             ------------        ------------        -------------
Cash Used in Operating Activities                                (354,118)           (204,623)          (1,800,519)
                                                             ------------        ------------        -------------

Financing Activities:
      Proceeds from sale of stock                                 263,002             152,001              844,714
      Proceeds from stock subscription of sub.                         --               5,000              265,000
      Proceeds from notes payable                                  61,724                  --              547,260
      Repayments of notes payable                                      --                  --              (25,000)
      Loans from shareholders                                      19,493              81,763              173,476
      Other assets                                                     --                 100                  100
                                                             ------------        ------------        -------------
Cash Provided by Financing Activities                             344,219             233,864            1,805,450
                                                             ------------        ------------        -------------

Investing Activities:
      Purchase of fixed assets                                     (1,750)                 --              (27,027)
     Proceeds from notes receivable                                    --                  --               20,000
     Cash acquired from acquisition of Newton
          Healthcare Network, LLC                                      --                  --                  151
     Other                                                             --                  --               (2,985)
                                                             ------------        ------------        -------------
Cash Used in Investing Activities                                  (1,750)                 --               (9,861)
                                                             ------------        ------------        -------------

Net Increase (Decrease) in Cash                                   (11,649)             29,241               (4,930)
Cash and Cash Equivalents, beginning                               17,320               1,398               10,602
                                                             ------------        ------------        -------------
Cash and Cash Equivalents, end of period                     $      5,672        $     30,639        $       5,672
                                                             ------------        ------------        -------------
                                                             ------------        ------------        -------------

      See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Rockport Healthcare Group, Inc., a Delaware corporation (the "Company"), formerly Protokopos Corporation was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of Rockport Group of Texas, Inc. For accounting purposes, the acquisition has been treated as a reverse acquisition of the Company by Rockport Group of Texas, Inc. (See Note 7, Reverse Acquisition by Rockport Group of Texas, Inc.").

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

         The Company had the following wholly owned subsidiaries as of June 30, 1999:

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

         INCOME TAXES

         The Company accounts for income taxes on the liability method, under which the amount of deferred income taxes is based on the tax effects of the differences between the financial and income tax basis of the Company's assets, liabilities and operating loss carryforwards at the balance sheet date based upon existing laws. Deferred tax assets are recognized if it is more likely than not that the future income tax benefit will be realized. Since utilization of net operating loss carryforwards is not assured, no benefit for future offset of taxable income has been recognized in the accompanying financial statements.

         LONG-LIVED ASSETS

         The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset, and its eventual disposition, is less than its carrying amount. The Company has not identified any such impairment losses.

         USE OF ESTIMATES

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles, requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         LOAN FEES

         Loan fees incurred while obtaining financing, aggregating $400,000 are being amortized using a straight-line method over the term of the related notes payable. Accumulated amortization of these loans aggregated $286,111 at June 30, 1999.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investment in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net loss for the year ended June 30, 1999.

         REVENUE RECOGNITION

         Revenue is recognized as products and services are delivered and earned. Losses are recognized when reasonable estimates of the amount of the loss can be made.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

2.       STOCK SUBSCRIPTION RECEIVABLE

         The Company has a stock subscription receivable of $1,040,484 due from a third party. Of the original amount subscribed, $46,003 was collected during the three months ended June 30, 1999.

3.       NOTES PAYABLE

         The Company had an 8% note due to a shareholder and director in the amount of $100,000 as of March 31, 1998. The principal balance of the note has been reduced by $25,000 at June 30, 1999, as a result of a payment made by the Company to the prior controlling shareholder on behalf of this shareholder to effectuate the transfer of control of the Company. Additional loans in the amount of $57,000 were advanced by this shareholder during the six month period ended September 30, 1998. The loan balance of $132,000 plus accrued interest of $7,118 was converted to 139,118 shares of the Company's common stock valued at $1 per share effective October 31, 1998.

         On September 14, 1998, Bannon Energy Incorporated ("Bannon") loaned the Company $200,000 under a one-year, 8% note secured by all assets of the Company and received 200,000 shares of the Company's restricted common stock. The stock, valued at $1 per share, has been recorded as a loan cost and is being amortized over one year. On January 26, 1999, Bannon loaned the Company an additional $100,000 at 8% interest. This note matures September 15, 1999. The Company issued an additional 100,000 shares of the Company's restricted common stock to Bannon, which was also valued at $1 per share and is being amortized as a loan cost over the term of the loan. Bannon has the option, but not the obligation, to convert the principal amount of the loans into an additional 300,000 shares of the Company's restricted common stock at any time prior to the loan maturity dates.

         On November 5, 1998, a shareholder of the Company loaned the Company $100,000 for a six-month period at 10% interest and received 50,000 shares of the Company's restricted common stock. The stock, valued at $1 per share, has been recorded as a loan cost and is being amortized over the period of the loan. The loan was extended in January 1999 to a one-year loan, and an additional 50,000 shares of the Company's restricted common stock was issued to this shareholder. The shareholder has the option to convert the principal amount of the loan into an additional 100,000 shares of the Company's restricted common stock at any time prior to the loan maturity date.

         On March 1, 1999, a shareholder of the Company loaned the Company $28,536 at 8% interest payable in 12 equal installments, including interest of $2,482. The loan is due March 1, 2000 and is unsecured.

4.       LEASES

         The Company's subsidiary has assumed leases for office space and equipment under operating leases expiring at various dates through 2003. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under noncancellable leases with terms in excess of one year are as follows:


Years Ending March 31,
----------------------
         2000                                    $    103,078
         2001                                    $     35,400
         2002                                    $      4,032
         2003                                    $      2,688

5.       ACQUISITIONS

         On September 14, 1998, Rockport Community Network, Inc., a wholly owned subsidiary of the Company, acquired 100% of the membership interests of Newton Healthcare Network, LLC ("Newton"), a Texas limited liability company for 100,000 shares of the Company's restricted common stock. Bannon, owned by a director of the Company, owned 85% of the membership interest and received a 2% overriding royalty interest in the gross revenues received by Newton and Rockport Community Network, Inc. The acquisition has been accounted for on the purchase method of accounting. Newton had $151 of cash and no other assets or liabilities on the date of acquisition. Goodwill has been recorded in the amount of $99,849 and is being amortized over a 20-year period.

6.       REVERSE ACQUISITION BY ROCKPORT GROUP OF TEXAS, INC.

         On December 17, 1997, the shareholders of Rockport Group of Texas, Inc. approved a merger with Protokopos Corporation (the "Merger"). Pursuant to the Merger Agreement, each outstanding share of Rockport Group of Texas, Inc., par value $1 per share, was converted to the right to receive 961.6213 shares of Protokopos Corporation, par value $.001 per share. After the completion of the Merger, Protokopos Corporation changed its name to Rockport Healthcare Group, Inc. At the conclusion of the Merger, the Company had 2,461,472 shares of common stock outstanding. As of the date of the acquisition, Protokopos had no assets or liabilities.

7.       CONTINGENT LIABILITIES

         One of the Company's subsidiaries has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at $200 per share and is expected to be redeemed out of future cash flows of the Company.

         The Company has unpaid payroll taxes from June 30, 1998 forward totaling $173,232.

8.       RELATED PARTY TRANSACTIONS

         In connection with the acquisition of the Company by Rockport Group of Texas, Inc., Rockport Group of Texas, Inc. remitted on behalf of the then three common stock shareholders $75,000 ($25,000 for each) to the controlling shareholder of the Company for the right to exchange the common stock of Rockport Group of Texas, Inc. for the common stock of the Company. The Company has reflected in its financial statements this remittance made on behalf of its then shareholders as a $25,000 reduction in the prior advances and/or the note payable made by each of these shareholders of which all are also directors of the Company.

         Shareholders who are also officers and directors of the Company have advanced funds to and accrued management fees with the Company in the amount of $185,842. These liabilities were converted to equity during fiscal year 1999. During the three months ended June 30, 1999, additional advances or accrued management fees totaled $38,000.

         The Company incurred management fees to various shareholders and directors in the amount of $62,500 for the three months ended June 30, 1999.

         See Note 4 for a discussion of financing provided by related parties.

9.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated net loss of $2,616,981. This matter raises substantial doubt about the Company's ability to continue as a going concern.

         The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee and director debt to common stock of the Company. The Company has an agreement with an outside firm whereby the firm is to fund the Company a total of $1,000,000 through the sale of the Company's stock under SEC rule
144. Should the Company not be able to raise the necessary funding to implement the Company's business plan, the Company would not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

10.      INCOME TAXES

         There were no material deferred tax assets and liabilities as of June 30, 1999, with the exception of the Company's net operating loss carryforwards ("NOL's") for which the Company has provided a 100% valuation allowance. The Company's NOL's amounted to $1,683,116 at March 31, 1999 and expires in 2019.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         PLAN OF OPERATION - GENERAL

         The Company has been established as a holding company to develop and/or acquire business entities which deliver comprehensive, integrated products and/or services to targeted healthcare populations. These products and services include, but are not limited to, medical healthcare networks for workers' compensation injuries and rehabilitation, individual and group medical networks for accidents and illnesses, medical networks for catastrophic illnesses and injuries and access to national medical, dental, prescription, chiropractic and vision networks via private label or retail medical access savings cards. The goal of the Company is to develop and deliver high value, quality healthcare services and programs that create provider and customer satisfaction as well as result in appropriate financial return to investors in the Company. The Company has commenced revenue-generating operations in the workers' compensation networks and medical access savings cards.

         The following six subsidiaries comprise the specific business units of the Company for implementation of its business plan. The entities are linked through core management functions and overseen by the senior management team of the Company.

         ROCKPORT ADVANCED CARE, INC. Rockport Advanced Care, Inc. ("RAC") was incorporated in the State of Nevada on March 19, 1998, and is a wholly owned subsidiary of the Company. RAC will be a nationwide catastrophic illness and injury network comprised of providers of disease, illness and injury-specific tertiary and quartinary care which includes trauma, burns, transplants, hearts, high-risk maternal, perinatal and neonatal, cancer, neurological and gastrointestinal care. Contracting for this network will begin during the year 2000.

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

         Fees for use of RCN's networks will be based on fixed amounts per covered individual per month or as a percentage of savings; i.e., the difference between billed charges for healthcare services and the rates contracted by RCN. RCN currently has nine network access agreements. RCN has seven client agreements for use of its networks and is in final negotiations with five other clients with all agreements expected to be completed by September 1999.

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

         NEWTON HEALTHCARE NETWORK, LLC. Newton Healthcare Network, LLC ("Newton") is a Texas limited liability company formed on January 2, 1997. Newton is a preferred provider organization network for individual and group healthcare benefits which currently provides statewide coverage within Texas through a network of approximately 65 hospitals and 8,000 healthcare providers. During 1999, the Company intends to begin actively marketing Newton's accident and health network to insurance companies and other payors to provide premier services for its clients needing quality and cost containment for their health and medical benefits programs.

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

         EMPLOYEES

         At June 30, 1999, the Company employed seven full time individuals, six in Houston, Texas and one in Monument, Colorado. None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be good. The Company intends to add additional personnel and/or sub-contract through independent contractors as operations demand.

         DISCUSSION OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of the results of operations and financial condition of Rockport Healthcare Group, Inc. for the three months ended June 30, 1999 and 1998 should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein.

         Overview

         Results of Operations - Three Months ended June 30, 1999 and 1998

         REVENUE. Total revenue increased from zero in 1998 to $28,339 f6r the three month period ended June 30, 1999.

         Beginning in January, 1999, the Company began marketing its workers' compensation healthcare networks. Reception of the product has far exceeded expectations. The Company has added significant new clients during the three months ended June 30, 1999, and has several significant clients to be added during the third quarter. Revenue from the workers' compensation network will exceed the original projections.

         The Company has developed a medical access savings card, which among other things allows the holder of the card the right to access national networks in the areas of physicians, dentists, prescriptions, vision, hearing, chiropractic and a 24-hour nurse "hot-line". The medical access savings card was developed for those individuals who cannot afford medical insurance, are uninsurable or require a supplement to their current medical insurance plan. By accessing the networks provided by the medical access savings card, the holders of the cards obtain national discounts of care providers' rates over the non-contracted rates. The holder of the medical access savings card pays an annual fee to the Company for the use of the card and the

Company shares a portion of the fee with the networks accessed by the medical access savings card. The Company expects significant sales of the Card during the third and fourth quarters of 1999.

         The Company sees significant revenue growth from the utilization of its workers' compensation networks, medical access savings cards and accident and health networks over the next twelve month period and will dedicate a significant portion of its future funding to developing these products.

         COST OF SALES. Cost of sales increased to $6,847 in 1999. There were no cost of sales during 1998. This was comprised primarily of fees the Company pays for accessing other healthcare networks and commissions.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $92,675, or 31.2%, to $389,392 in 1999 from $296,717 in
1998. Increased staffing and associated expenses to implement the Company's business plan accounted for the increase.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $120,637 to $124,161 in 1999 from $3,524 in 1998. The Company obtained loans during 1999 to fund its operations. Three of the loans obtained in the principal amounts of $400,000 granted the makers 400,000 shares of the Company's SEC Rule 144 restricted common stock. The fair market value of the common stock issued on the date of issuance has been capitalized as loan costs and is being amortized over the term of the loans. The total amount of the loan costs amortized during the three month period ended June 30, 1999, was $119,167.

         INTEREST EXPENSE. Interest expense increased by $7,522, or 328%, to $9,816 in 1999 from $2,294 in 1998. This increase was a result of accrued interest payable on the loans received by the Company during 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company is a developmental stage company and, as such, requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee and director debt to common stock of the Company. The Company has an agreement with an outside firm to fund the Company $1,000,000 through the sale of the Company's common stock under SEC Rule 144. As of June 30, 1999, the Company had received proceeds from the sale of the Company's common stock of $259,003. It is anticipated the balance of the funding from the sale of Company common stock will be received during the third and fourth calendar quarters of 1999.

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


                                       ROCKPORT HEALTHCARE GROUP, INC.
                                       (Registrant)



                                       /s/ Larry K. Hinson
                                       ----------------------------------------
August 13, 1999                        Larry K. Hinson
                                       Chief Financial and Accounting Officer
                                       (duly authorized officer)