Form 10QSB
period 1999-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 1999-11-12
CIK 919606

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)


          Delaware                                      33-0611497
-------------------------------             -----------------------------------
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

                                Yes  X    No
                                    ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $.001 par value                            5,239,882
--------------------------------           ------------------------------------
Title of Class                                Number of Shares outstanding at
                                                       September 30, 1999
One exhibit included.

                         ROCKPORT HEALTHCARE GROUP, INC.


                                      INDEX


PART 1    FINANCIAL INFORMATION

                                                                                   PAGE NO.
                                                                                   --------
          Item 1.    Consolidated Balance Sheets                                      3
                     September 30, 1999 and March 31, 1999

                     Consolidated Statements of Operations                            5
                     Six Months Ended September 30, 1999 and 1998

                     Consolidated Statement of Changes in Shareholders'               6
                       Deficit
                     Year Ended March 31, 1999 and Six Months Ended
                       September 30, 1999

                     Statement of Cash Flows                                          7
                     Six Months Ended September 30, 1999 and 1998

                     Notes to Consolidated Financial Statements                       8

          Item 2.    Management's Discussion and Analysis of Financial               13
                       Condition and Results of Operations

PART 2    OTHER INFORMATION

          Item 1.    Legal Proceedings                                               18

          Item 2.    Changes in Securities                                           18

          Item 3.    Defaults Upon Senior Securities                                 18

          Item 4.    Submission of Matter to a Vote of Security Holders              18

          Item 5.    Other Information                                               18

          Item 6.    Exhibits and Reports on Form 8-K                                18

                          PART 1 FINANCIAL INFORMATION

               ITEM 1.

                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

                           CONSOLIDATED BALANCE SHEETS

                                                                    SEPT. 30,      MARCH 31,
                                                                      1999           1999
                                                                   -----------    -----------
                                                                   (UNAUDITED)

                                     ASSETS
Current Assets:
   Cash                                                            $    52,170    $    17,320
   Account receivables, no allowance for doubtful accounts              28,644         13,357
   Prepaid expenses                                                      1,920          1,028
                                                                   -----------    -----------
          Total current assets                                          82,734         31,705
                                                                   -----------    -----------

Property, Plant and Equipment:
   Office furniture and equipment                                       35,847         35,097
   Computer equipment and software                                      55,446         51,892
   Telephone equipment                                                  15,085         15,085
                                                                   -----------    -----------
                                                                       106,378        102,074
   Less accumulated depreciation                                        30,268         20,418
                                                                   -----------    -----------
          Net property, plant and equipment                             76,110         81,656
                                                                   -----------    -----------

Other Assets:
   Deposits                                                             10,015         10,015
   Investments in and advances to Elite Data Services, Inc.             22,000              -
   Capitalized loan costs, net                                          93,056        233,056
   Goodwill, net                                                        99,849         99,849
                                                                   -----------    -----------
          Total other assets                                           224,920        342,920
                                                                   -----------    -----------

                                                                   $   383,764    $   456,281
                                                                   ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPT. 30,       MARCH 31,
                                                                   1999            1999
                                                               -----------      -----------
                                                               (UNAUDITED)
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                                $   522,077      $   428,536
  Accounts payable                                                 104,423           91,251
  Due to shareholders, directors, officers, and employee           254,158           35,100
  Payroll tax payable                                              149,069          139,157
  Other current liabilities                                         59,796           34,091
                                                               -----------      -----------
          Total current liabilities                              1,089,524          728,135
                                                               -----------      -----------

Long-term Debt                                                           -                -
                                                               -----------      -----------
          Total liabilities                                      1,089,524          728,135
                                                               -----------      -----------

Commitments and Contingencies (Notes 4 and 7)

Shareholders' Equity (Deficit):
  Preferred stock, $.001 par value, 1,000,000 authorized,
       None issued                                                       -                -
                                                               -----------      -----------
  Stock subscription receivable                                   (515,000)      (1,086,487)
  Common stock, no par value, 20,000,000 shares authorized,
       5,239,882 and 4,937,169  shares issued and outstanding
       at September 30, 1999 and March 31, 1999                      5,238            4,938
  Additional paid in capital                                     2,920,353        2,924,802
  Accumulated deficit during the development stage              (3,129,700)      (2,115,107)
  Stock Warrants Sold                                               13,350                -
                                                               -----------      -----------
                 Total shareholders' deficit                      (705,759)        (271,854)
                                                               -----------      -----------

                                                               $   383,764      $   456,281
                                                               ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          CUMULATIVE
                                                             FOR THE SIX MONTHS             DURING
                                                             ENDED SEPTEMBER 30,          DEVELOPMENT
                                                            1999             1998            STAGE
                                                        ------------    ------------     ------------
Revenue                                                 $     90,194    $     19,805     $    166,311
Less cost of sales                                            18,252           3,043           21,349
                                                        ------------    ------------     ------------
         Gross profit                                         71,942          16,762          144,962
Operating Expenses:
         General and administrative                          806,770         644,763        2,788,010
         Depreciation and amortization                       249,915          15,390          431,957
                                                        ------------    ------------     ------------
                                                           1,056,685         660,153        3,219,967
                                                        ------------    ------------     ------------
Net Loss Before Other Income (Expense)
         and Income Taxes                                   (984,743)       (643,391)      (3,075,005)
Other Income (Expense)
         Interest expense                                    (29,850)         (3,545)         (54,695)
                                                        ------------    ------------     ------------
                                                             (29,850)         (3,545)         (54,695)
                                                        ------------    ------------     ------------

Net Loss Before Income Taxes                               1,014,593)       (646,936)      (3,129,701)
Income taxes                                                       -                                -
                                                        ============    ============     ============
Net Loss                                                $  1,014,593)   $   (646,936)    $ (3,129,701)
                                                        ============    ============     ============

Net Loss per share                                      $      (0.20)   $       (.21)    $      (0.81)
                                                        ============    ============     ============
Weighted Average Number of Shares
         Outstanding                                       5,051,260       3,032,399        3,884,002


     See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

           CONSOLIDATED STATEMENT IF CHANGES IN SHAREHOLDERS' DEFICIT YEAR ENDED MARCH 31, 1999 AND SIX MONTHS ENDED SEPTEMBER 30, 1999

                                                          COMMON STOCK       ADDITIONAL                   STOCK        TOTAL
                                         STOCK       ---------------------    PAID-IN     ACCUMULATED    WARRANTS   SHAREHOLDERS'
                                     SUBSCRIPTIONS     SHARES     AMOUNT      CAPITAL       DEFICIT        SOLD        EQUITY
                                     -------------   ----------  ---------  -----------  ------------   ----------  -------------
Balances March 31, 1998 (restated)   $          -     2,461,472  $   2,462  $  198,930   $   (425,443)           -   $  (224,051)
Common stock issued for cash                            674,100        674     426,076                                   426,750
Stock issued for subscriptions         (1,305,487)      805,487        806   1,304,681                                         -
Stock issued for services                               171,150        171     170,980                                   171,151
Stock issued in connection with                         400,000        400     399,600                                   400,000
   debt
Stock issued to acquire Newton
   Healthcare Network, Inc.                             100,000        100      99,900                                   100,000
Conversion of debt to equity                            324,960        325     324,635                                   324,960
Collection of stock subscriptions         219,000                                                                        219,000
Net loss                                                                                   (1,689,664)                (1,689,664)
                                     ------------    ----------  ---------  ----------   ------------   ----------   -----------
Balances March 31, 1999                (1,086,487)    4,937,169      4,938   2,924,802     (2,115,107)           -      (271,854)
                                     ------------    ----------  ---------  ----------   ------------   ----------   -----------
Common stock issued for cash                            181,138        181     324,095                                   324,276
Collection of stock subscription           66,003                                                                         66,003
Stock issued for services                               121,575        119     171,456                                   171,575
Stock warrants sold                                                                                         13,350        13,350
Reduction of subscription
   receivable to estimated net
   realizable value                       505,484                             (500,000)                                    5,484
Net loss                                                                                   (1,014,593)                (1,014,593)
                                     ============    ==========  =========  ==========   ============   ==========   ===========
Balances September 30, 1999          $   (515,000)    5,239,882  $   5,238  $2,920,353   $ (3,129,701)      13,350   $  (705,759)
                                     ============    ==========  =========  ==========   ============   ==========   ===========


     See accompanying notes to unaudited consolidated finanacial statements

                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             CUMULATIVE
                                                              FOR THE SIX MONTHS               DURING
                                                              ENDED SEPTEMBER 30,            DEVELOPMENT
                                                             1999             1998              STAGE
                                                         ------------      ------------      ------------
Operating Activities:
      Net Loss                                           $(1,014,593)      $  (646,936)      $(3,129,701)

      Adjustments to reconcile net loss to cash
       used in operating activities:
         Depreciation                                          9,850             6,877            31,552
         Amortization of loan costs                          240,000             8,333           406,944
         Amortization of organization costs                        -               180                 5
         Issuance of stock for compensation                        -                 -           145,000
         Stock issued for services                            50,483            25,000            76,634
         Issuance of stock for accounts payable               26,575                 -            26,575
         Write-off of bad debt                                     -                 -            48,598
         Changes in assets and liabilities:
            Accrued interest receivable                            -                 -               257
            Accounts payable                                  13,110            19,593            85,789
            Accrued expenses                                  13,470            71,542           234,148
            Other assets                                           -                 -             3,841
            Other current liabilities                         25,770            26,565            25,770
            Accounts receivable - trade                      (15,288)           (7,532)          (62,243)
            Prepaid expenses                                    (892)            5,742             8,914
                                                         -----------       -----------       -----------
Cash Used in Operating Activities                           (651,515)         (490,637)       (2,097,916)
                                                         -----------       -----------       -----------

Financing Activities:
      Proceeds from sale of stock                            286,277           286,000           913,989
      Proceeds from stock subscription of sub                 66,003                 -           285,003
      Proceeds from notes payable                            200,000           200,000           685,536
      Repayments of notes payable                           (106,460)                -          (131,460)
      Loans from shareholders                                253,500            66,229           407,483
      Sale of stock warrants                                  13,348            13,348
      Other assets                                                 -             2,056                 -
                                                         -----------       -----------       -----------
Cash Provided by Financing Activities                        712,668           554,285         2,173,899
                                                         -----------       -----------       -----------

Investing Activities:
     Purchase of fixed assets                                 (4,305)             (862)          (29,582)
     Proceeds from notes receivable                                -                 -            20,000
     Investment and advances to Elite Data Services          (22,000)          (22,000)
     Other                                                         -            (3,482)           (2,834)
                                                         -----------       -----------       -----------
                                                         -----------       -----------       -----------
Cash Used in Investing Activities                            (26,305)            4,344           (34,416)
                                                         -----------       -----------       -----------

Net Increase (Decrease) in Cash                               34,850            59,304           (41,568)
Cash and Cash Equivalents, beginning                          17,320             1,398            10,602
                                                         ===========       ===========       ===========
Cash and Cash Equivalents, end of period                 $    52,170       $    60,702       $    52,170
                                                         ===========       ===========       ===========

     See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

         The Company had the following wholly owned subsidiaries as of September 30, 1999:

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

         LOAN FEES

         Loan fees incurred while obtaining financing, aggregating $500,000 are being amortized using a straight-line method over the term of the related notes payable. Accumulated amortization of these loans aggregated $406,944 at September 30, 1999.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investment in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net loss for the year ended September 30, 1999.

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

2.       STOCK SUBSCRIPTION RECEIVABLE

         The Company has a stock subscription receivable of $515,000 due from a third party. The amount was reduced to an estimated collectable amount during the quarter ended September 30, 1999. Of the original amount subscribed, $20,000 was collected during the three months ended September 30, 1999.

3.       NOTES PAYABLE

         The Company had an 8% note due to a shareholder and director in the amount of $100,000 as of March 31, 1998. The principal balance of the note has been reduced by $25,000 at June 30, 1999, as a result of a payment made by the Company to the prior controlling shareholder on behalf of this shareholder to effectuate the transfer of control of the Company. Additional loans in the amount of $57,000 were advanced by this shareholder during the six month period ended September 30, 1998. The loan balance of $132,000 plus accrued interest of $7,118 was converted to 139,118 shares of the Company's common stock valued at $1 per share effective October 31, 1998. Additional loans in the amount of $215,00 were advanced by this shareholder during the six month period ended September 30, 1999.

         On September 14, 1998, Bannon Energy Incorporated ("Bannon") loaned the Company $200,000 under a one-year, 8% note secured by all assets of the Company and received 200,000 shares of the Company's restricted common stock. The stock, valued at $1 per share, has been recorded as a loan cost and is being amortized over one year. On January 26, 1999, Bannon loaned the Company an additional $100,000 at 8% interest. This note matures September 15, 1999. The Company issued an additional 100,000 shares of the Company's restricted common stock to Bannon, which was also valued at $1 per share and is being amortized as a loan cost over the term of the loan. Bannon has the option, but not the obligation, to convert the principal amount of the loans into an additional 300,000 shares of the Company's restricted common stock at any time prior to the loan maturity dates. Both of the loans above have been, by mutual agreement, been changed to demand loans.

         On November 5, 1998, a shareholder of the Company loaned the Company $100,000 for a six-month period at 10% interest and received 50,000 shares of the Company's restricted common stock. The stock, valued at $1 per share, has been recorded as a loan cost and is being amortized over the period of the loan. The loan was extended in January 1999 to a one-year loan, and an additional 50,000 shares of the Company's restricted common stock was issued to this shareholder. The shareholder has the option to convert the principal amount of the loan into an additional 100,000 shares of the Company's restricted common stock at any time prior to the loan maturity date. On July 28, 1999, this shareholder of the Company loaned the Company $100,000 for a one-year period at 15% interest and received 50,000 shares of the Company's restricted common stock. The stock, valued at $2 per share, has been recorded as a loan cost and is being amortized over the period of the loan. The shareholder has the option to convert the principal amount of the loan into an additional 50,000 shares of the Company's restricted common stock at any time prior to the loan maturity date.

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

4.       LEASES

         The Company's subsidiary has assumed leases for office space and equipment under operating leases expiring at various dates through 2003. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under noncancellable leases with terms in excess of one year are as follows:

               Years Ending March 31,
               ----------------------
                       2000                     $   68,719
                       2001                     $   35,400
                       2002                     $    4,032
                       2003                     $    2,688

5.       ACQUISITIONS

         On September 14, 1998, Rockport Community Network, Inc., a wholly owned subsidiary of the Company, acquired 100% of the membership interests of Newton Healthcare Network, LLC ("Newton"), a Texas limited liability company for 100,000 shares of the Company's restricted common stock. Bannon, owned by a former director of the Company, owned 85% of the membership interest and received a 2% overriding royalty interest in the gross revenues received by Newton and Rockport Community Network, Inc. The acquisition has been accounted for on the purchase method of accounting. Newton had $151 of cash and no other assets or liabilities on the date of acquisition. Goodwill has been recorded in the amount of $99,849 and is being amortized over a 20-year period.

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

         The Company has unpaid payroll taxes from June 30, 1998 forward totaling $149,069.

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

         Shareholders who are also officers and directors of the Company have advanced funds to and accrued management fees with the Company in the amount of $185,842. These liabilities were converted to equity during fiscal year 1999. During the three months ended September, 30, 1999, additional advances or accrued management fees totaled $185,500.

         The Company incurred management fees to various shareholders and directors in the amount of $60,000 for the three months ended September 30, 1999.

         See Note 4 for a discussion of financing provided by related parties.

9.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated net loss of $3,129,701. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

10.      INCOME TAXES

         There were no material deferred tax assets and liabilities as of September 30, 1999, with the exception of the Company's net operating loss carryforwards ("NOL's") for which the Company has provided a 100% valuation allowance. The Company's NOL's amounted to $1,683,116 at March 31, 1999 and expires in 2019.

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

         EMPLOYEES

         At September 30, 1999, the Company employed twelve full time individuals, eleven in Houston, Texas and one in Monument, Colorado. None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be good. The Company intends to add additional personnel and/or sub-contract through independent contractors as operations demand.

         DISCUSSION OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of the results of operations and financial condition of Rockport Healthcare Group, Inc. for the six months ended September, 30, 1999 and 1998 should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein.

         Overview

         Results of Operations - Six Months ended September 30, 1999 and 1998

         REVENUE. Total revenue increased from $19,805 in 1998 to $90,194 for the six month period ended September 30, 1999.

         Although Rockport has product lines and subsidiaries devoted to Accident and Health Benefit Plans, the first year's operations Rockport has concentrated on its Workers' Compensation product lines. We are selling access to our preferred provider organization, Rockport Community Network, Inc. This PPO offers the client maximization of the dollar penetration rate, number dollars spent with our provider networks, and twenty to fifty percent (20% to 50%) savings. During the first year of the client's contract, Rockport offers the client the opportunity to customize the network to increase its penetration rates and begin to manage the claimant's episode of care with defined outcomes. With in two years of the contract the client's network will be transformed into Rockport Occupational Network, Inc. Rockport Occupational Network, Inc. is our primary care providers' equity model exclusive provider network.

         Marketing of the occupational provider network began in January of 1999. The Houston Independent School District (HISD) was our first client and was implemented February 1. Since March, ten new clients have been added which represent forty-one employers. Although our current business is primarily in Texas, our Clients' are also doing business in Florida, Arkansas, Alabama and Louisiana. In 1998, our Clients paid or processed $145,760,000 in workers' compensation medical bills covering over 690,000 employees. In Texas, the annual paid medical bills were $133,500,000 with 638,060 covered employees.
In the Greater Houston market, the paid medical bills were $41,500,000 covering over 190,000 employees. An agreement has been signed with a statewide third party payor, Benefit Planners, Inc., in September and implemented on October 1. This Client pays an estimated $10,000,000 in medical bills for workers' compensation benefits. This new Client, added to our existing Clients, brings the total medical bills paid to an estimated $155,750,000 and the number of covered employees to 710,000.

         The Company has developed a medical access savings card, which among other things allows the holder of the card the right to access national networks in the areas of physicians, dentists, prescriptions, vision, hearing, chiropractic and a 24-hour nurse "hot-line". The medical access savings card was developed for those individuals who cannot afford medical insurance, are uninsurable or require a supplement to their current medical insurance plan. By accessing the networks provided by the medical access savings card, the holders of the cards obtain national discounts of care providers' rates over the non-contracted rates. The holder of the medical access savings card pays an annual fee to the Company for the use of the card and the Company shares a portion of the fee with the networks accessed by the medical access savings card. Rockport through its subsidiary, Rockport Preferred, Inc. has begun test marketing its medical Savings Card. Once Rockport has secured its $2,000,000 in capital, it will launch a multi-level marketing program to sell the Passport and MAS medical savings cards to the underinsured and uninsured.

         The Company sees significant revenue growth from the utilization of its workers' compensation networks, medical access savings cards and accident and health networks over the next twelve month period and will dedicate a significant portion of its future funding to developing these products.

         COST OF SALES. Cost of sales increased to $18,252 in 1999 as compared to $3,043 during the same period in 1998. This was comprised primarily of fees the Company pays for accessing other healthcare networks and commissions.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $162,007, or 25.1%, to $806,770 in 1999 from $644,763 in
1998. Increased staffing and associated expenses to implement the Company's business plan accounted for the increase.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $234,525 to $249,915 in 1999 from $15,390 in 1998. The Company obtained loans during 1999 to fund its operations. Four of the loans obtained in the principal amounts of $500,000 granted the makers 450,000 shares of the Company's SEC Rule 144 restricted common stock. The fair market value of the common stock issued on the date of issuance has been capitalized as loan costs and is being amortized over the term of the loans. The total amount of the loan costs amortized during the six month period ended September 30, 1999, was $240,000.

         INTEREST EXPENSE. Interest expense increased by $26,305 to $29,850 in 1999 from $3,545 in 1998. This increase was a result of accrued interest payable on the loans received by the Company during 1999.

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

         The most likely worst case scenario is the failure of one or more outside communication or third party data providers to be Y2K compliant. Such failure could require the Company to incur unanticipated expenses to replace such outside communication or third party data, if needed, to maintain the Company's products and services at expected levels, which action could have a material adverse effect on the Company's business, results of operations and financial condition. The contingency plan to react to the worst case scenario has been developed by the Company and is currently in place.

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

                                    ROCKPORT HEALTHCARE GROUP, INC.
                                    (Registrant)



                                    /s/ Larry K. Hinson
                                    -----------------------------------------
August 13, 1999                     Larry K. Hinson
                                    Chief Financial and Accounting Officer
                                    (duly authorized officer)