Form 10QSB
period 1999-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2000-02-11
CIK 919606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         33-0611497
--------------------------------            ------------------------------------
State or other jurisdiction of              IRS Employer Identification No.
incorporation or organization


             50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 621-9424
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of February 10, 2000, there were outstanding 5,398,863 shares of common stock, $.001 per value per share.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [  ]  NO [X]


                                           ROCKPORT HEALTHCARE GROUP, INC.


                                                       INDEX


PART 1       FINANCIAL INFORMATION

                                                                                                     PAGE NO.
                                                                                                     --------
             Item 1.       Consolidated Balance Sheets                                                   3
                           December 31, 1999 and March 31, 1999

                           Consolidated Statements of Operations                                         5
                           Nine Months Ended December 31, 1999 and 1998

                           Consolidated Statement of Changes in Shareholders'                            6
                              Deficit
                           Year Ended March 31, 1999 and Nine Months Ended
                              December 31, 1999

                           Statement of Cash Flows                                                       7
                           Nine Months Ended December 31, 1999 and 1998

                           Notes to Consolidated Financial Statements                                    8

             Item 2.       Management's Discussion and Analysis of Financial                            13
                              Condition and Results of Operations

PART 2       OTHER INFORMATION

             Item 1.       Legal Proceedings                                                            18

             Item 2.       Changes in Securities                                                        18

             Item 3.       Defaults Upon Senior Securities                                              18

             Item 4.       Submission of Matter to a Vote of Security Holders                           18

             Item 5.       Other Information                                                            18

             Item 6.       Exhibits and Reports on Form 8-K                                             18

                                       2

                          PART 1 FINANCIAL INFORMATION

            ITEM 1.



                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

                           CONSOLIDATED BALANCE SHEETS

                                                                                            DEC. 31,          MARCH 31,
                                                                                              1999              1999
                                                                                        ---------------   --------------
                                                                                          (UNAUDITED)
                                     ASSETS
Current Assets:
      Cash                                                                              $       156,555   $       17,320
      Account receivables, no allowance for doubtful accounts                                    37,690           13,357
      Prepaid expenses                                                                            1,447            1,028
                                                                                        ---------------   --------------
                 Total current assets                                                           195,692           31,705
                                                                                        ---------------   --------------

Property, Plant and Equipment:
      Office furniture and equipment                                                             37,247           35,097
      Computer equipment and software                                                            60,930           51,892
      Telephone equipment                                                                        15,734           15,085
                                                                                        ---------------   --------------
                                                                                                113,912          102,074
      Less accumulated depreciation                                                              35,454           20,418
                                                                                        ---------------   --------------
                 Net property, plant and equipment                                               78,457           81,656
                                                                                        ---------------   --------------

Other Assets:
      Deposits                                                                                   10,136           10,015
      Investments in and advances to Elite Data Services, Inc.                                   52,250                -
      Capitalized loan costs, net                                                                58,333          233,056
      Goodwill, net                                                                              99,849           99,849
                                                                                        ---------------   --------------
                 Total other assets                                                             220,569          342,920
                                                                                        ---------------   --------------

                                                                                        $       494,718   $      456,281
                                                                                        ===============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                                   ROCKPORT HEALTHCARE GROUP, INC.
                                (COMPANIES IN THE DEVELOPMENTAL STAGE)

                                     CONSOLIDATED BALANCE SHEETS


                                                                                           DEC. 31,         MARCH 31,
                                                                                             1999              1999
                                                                                        ---------------   --------------
                                                                                          (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Notes payable                                                                     $     1,021,725   $      428,536
      Accounts payable                                                                          121,704           91,251
      Due to shareholders, directors, officers, and employee                                     46,755           35,100
      Payroll tax payable                                                                       133,335          139,157
      Other current liabilities                                                                  74,588           34,091
                                                                                        ---------------   --------------
                  Total current liabilities                                                   1,398,107          728,135
                                                                                        ---------------   --------------

Long-term Debt                                                                                        -                -
                                                                                        ---------------   --------------
                 Total liabilities                                                            1,398,107          728,135
                                                                                        ---------------   --------------

Commitments and Contingencies (Notes 3 and 7)

Shareholders' Equity (Deficit):
      Preferred stock, $.001 par value, 1,000,000 authorized,
           None issued                                                                                -                -
      Stock subscription receivable                                                            (441,400)      (1,086,487)
      Common stock, no par value, 20,000,000 shares authorized,
           5,361,363 and 4,937,169  shares issued and outstanding
               at December 30, 1999 and March 31, 1999                                            5,362            4,938
      Additional paid in capital                                                              3,043,192        2,924,802
      Accumulated deficit during the development stage                                       (3,528,075)      (2,115,107)
      Stock Warrants Sold                                                                        17,532                -
                                                                                        ---------------   --------------
                 Total shareholders' deficit                                                   (903,389)        (271,854)
                                                                                        ---------------   --------------

                                                                                        $       494,718   $      456,281
                                                                                        ===============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                       CUMULATIVE
                                                                   FOR THE NINE MONTHS                   DURING
                                                                   ENDED DECEMBER 31,                  DEVELOPMENT
                                                                 1999                1998                 STAGE
                                                            ---------------      ------------     ---------------------
Revenue                                                     $       152,480      $     27,873     $             228,597
Less cost of sales                                                   33,863             7,524                    36,961
                                                            ---------------      ------------     ---------------------
         Gross profit                                               118,617            20,349                   191,636
Operating Expenses:
         General and administrative                               1,180,656           998,472                 3,161,896
         Depreciation and amortization                              289,758            85,698                   471,800
                                                            ---------------      ------------     ---------------------
                                                                  1,470,415         1,084,170                 3,633,697
                                                            ---------------      ------------     ---------------------
Net Loss Before Other Income (Expense)
         and Income Taxes                                        (1,351,798)       (1,063,821)               (3,442,060)
Other Income (Expense)
         Interest expense                                           (61,171)          (13,072)                  (86,016)
                                                            ---------------      ------------     ---------------------
                                                                    (61,171)          (13,072)                  (86,016)
                                                            ---------------      ------------     ---------------------

Net Loss Before Income Taxes                                     (1,412,969)       (1,076,893)               (3,528,075)
Income taxes                                                              -                                           -
                                                            ---------------      ------------     ---------------------
Net Loss                                                    $    (1,412,969)     $ (1,076,893)    $          (3,528,075)
                                                            ===============      ============     =====================

Net Loss per share                                          $         (0.27)     $       (.32)    $               (0.87)
                                                            ===============      ============     =====================

Weighted Average Number of Shares
         Outstanding                                              5,149,503         3,402,075                 4,076,277

     See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

           CONSOLIDATED STATEMENT IF CHANGES IN SHAREHOLDERS' DEFICIT YEAR ENDED MARCH 31, 1999 AND NINE MONTHS ENDED DECEMBER 31, 1999


                                                               COMMON STOCK            ADDITIONAL
                                          STOCK         ---------------------------     PAID IN          ACCUMULATED
                                      SUBSCRIPTIONS       SHARES         AMOUNT         CAPITAL            DEFICIT
                                     -----------------  ------------  ------------- ----------------  ------------------
Balances March 31, 1998 (restated)   $               -     2,461,472  $       2,462          198,930  $         (425,443)

Common stock issued for cash                                 674,100            674          426,076

Stock issued for subscriptions              (1,305,487)      805,487            806        1,304,681

Stock issued for services                                    171,150            171          170,980

Stock issued in connection with debt                         400,000            400          399,600

Stock issued to acquire Newton
   Healthcare Network, Inc.                                  100,000            100           99,900

Conversion of debt to equity                                 324,960            325          324,635

Collection of stock subscriptions              219,000

Net loss                                                                                                      (1,689,664)
                                     -----------------  ------------  ------------- ----------------  ------------------
Balances March 31, 1999                     (1,086,487)    4,937,169          4,938        2,924,802          (2,115,107)
                                     -----------------  ------------  ------------- ----------------  ------------------

Common stock issued for cash                                 286,634            287          420,468

Common stock issued for services                              50,484             50           50,434

Common stock issued for loans                                 50,000             50           99,950

Common stock for subscriptions                                10,500             10           20,990

Common stock issued for debt                                  26,575             27           26,548

Stock warrants sold

Collection of stock subscription               145,087

Reduction of subscription receivable
  to estimated net realizable value           500,000                                      (500,000)

Net loss                                                                                                     (1,412,969)
                                     -----------------  ------------  ------------- ----------------  ------------------
Balances December 31, 1999           $        (441,400)    5,361,362  $       5,362        3,043,192  $       (3,528,075)
                                     =================  ============  ============= ================  ==================



                                            STOCK            TOTAL
                                          WARRANTS       SHAREHOLDERS'
                                            SOLD             EQUITY
                                        --------------  -----------------
Balances March 31, 1998 (restated)                   -  $        (224,051)

Common stock issued for cash                                      426,750

Stock issued for subscriptions                                          -

Stock issued for services                                         171,151

Stock issued in connection with debt                              400,000

Stock issued to acquire Newton
   Healthcare Network, Inc.                                       100,000

Conversion of debt to equity                                      324,960

Collection of stock subscriptions                                 219,000

Net loss                                                       (1,689,664)
                                        --------------  -----------------
Balances March 31, 1999                              -           (271,854)
                                        --------------  -----------------

Common stock issued for cash                                      420,755

Common stock issued for services                                   50,484

Common stock issued for loans                                     100,000

Common stock for subscriptions                                     21,000

Common stock issued for debt                                       26,575

Stock warrants sold                             17,532             17,532

Collection of stock subscription                                  145,087

Reduction of subscription receivable                                    -
   to estimated net realizable value                                    -

Net loss                                                       (1,412,969)
                                        --------------  -----------------
Balances December 31, 1999                      17,532  $        (903,389)
                                        ==============  =================

     See accompanying notes to unaudited consolidated finanacial statements


                                 ROCKPORT HEALTHCARE GROUP, INC.
                             (COMPANIES IN THE DEVELOPMENTAL STAGE)

                                    STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                                                                        CUMULATIVE
                                                                  FOR THE NINE MONTHS                     DURING
                                                                   ENDED DECEMBER 31,                  DEVELOPMENT
                                                                1999                1998                  STAGE
                                                           ----------------     --------------    ---------------------
Operating Activities:
      Net Loss                                                 $(1,412,969)       $(1,076,893)             $(3,528,076)
      Adjustments to reconcile net loss to
         cash used in operating activities:
         Depreciation                                               15,036             10,398                   36,738
         Amortization of loan costs                                274,722             75,000                  441,666
         Amortization of organization costs                              -                301                        5
         Issuance of stock for compensation                              -                  -                   94,517
         Stock issued for services                                  50,484             25,000                  127,118
         Issuance of stock for accounts payable                     26,575                  -                   26,575
         Write-off of bad debt                                           -             20,000                   48,598
         Changes in assets and liabilities:
            Accrued interest receivable                                  -                  -                      257
            Accounts payable                                        30,454             59,425                  103,133
            Accrued expenses                                        40,497             48,215                  261,175
            Other assets                                                 -                  -                    3,841
            Other current liabilities                                6,081             75,184                    6,081
            Accounts receivable - trade                            (24,334)           (12,083)                 (71,289)
            Prepaid expenses                                          (419)             5,908                    9,388
                                                           ----------------     --------------    ---------------------
Cash Used in Operating Activities                                 (993,871)          (769,545)              (2,440,272)
                                                           ----------------     --------------    ---------------------

Financing Activities:
      Proceeds from sale of stock                                  426,239            507,100                1,053,951
      Proceeds from stock subscription                             160,603                  -                  379,603
      Proceeds from notes payable                                  749,500            300,000                1,235,036
      Repayments of notes payable                                 (156,311)                 -                 (181,311)
      Loans from shareholders                                            -             73,377                  153,983
      Sale of stock warrants                                        17,532                                      17,532
      Other assets                                                       -              2,056                        -
                                                           ----------------     --------------    ---------------------
Cash Provided by Financing Activities                            1,197,563            554,285                2,658,794
                                                           ----------------     --------------    ---------------------

Investing Activities:
     Purchase of fixed assets                                      (11,838)            (3,330)                 (37,115)
     Proceeds from notes receivable                                      -                  -                   20,000
     Investment and advances to Elite Data Services                (52,500)                                    (52,500)
     Other                                                            (121)           (10,209)                  (2,955)
                                                           ----------------     --------------    ---------------------
Cash Used in Investing Activities                                  (64,458)           (13,539)                 (72,569)
                                                           ----------------     --------------    ---------------------

Net Increase (Decrease) in Cash                                    139,235             99,449                  145,953
Cash and Cash Equivalents, beginning                                17,320              1,398                   10,602
                                                           ----------------     --------------    ---------------------
Cash and Cash Equivalents, end of period                       $   156,555        $   100,847              $   156,555
                                                           ================     ==============    =====================

      See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)
                     (COMPANIES IN THE DEVELOPMENTAL STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Rockport Healthcare Group, Inc., a Delaware corporation (the "Company"), formerly Protokopos Corporation, was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of Rockport Group of Texas, Inc. For accounting purposes, the acquisition has been treated as a reverse acquisition of the Company by Rockport Group of Texas, Inc. (See Note 6, "Reverse Acquisition by Rockport Group of Texas, Inc.").

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

         The Company had the following wholly owned subsidiaries as of December 31, 1999:

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

         INCOME TAXES

         The Company accounts for income taxes on the liability method under which the amount of deferred income taxes is based on the tax effects of the differences between the financial and income tax basis of the Company's assets, liabilities and operating loss carryforwards at the balance sheet date based upon existing laws. Deferred tax assets are recognized if it is more likely than not that the future income tax benefit will be realized. Since utilization of net operating loss carryforwards is not assured, no benefit for future offset of taxable income has been recognized in the accompanying financial statements.

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

         LOAN FEES

         Loan fees incurred while obtaining financing, aggregating $500,000 are being amortized using a straight-line method over the term of the related notes payable. Accumulated amortization of these loans aggregated $441,666 at December 31, 1999.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investment in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net loss for the year ended December 31, 1999.

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

2.       STOCK SUBSCRIPTION RECEIVABLE

         The Company has a stock subscription receivable of $441,400 due from a third party. Of the original amount subscribed, $73,600 was collected during the three months ended December 31, 1999.

3.       NOTES PAYABLE

         The Company had an 8% note due to a shareholder and director in the amount of $100,000 as of March 31, 1998. The principal balance of the note has been reduced by $25,000 at June 30, 1999, as a result of a payment made by the Company to the prior controlling shareholder on behalf of this shareholder to effectuate the transfer of control of the Company. Additional loans in the amount of $57,000 were advanced by this shareholder during the six month period ended September 30, 1998. The loan balance of $132,000 plus accrued interest of $7,118 was converted to 139,118 shares of the Company's common stock valued at $1 per share effective October 31, 1998. Additional loans in the amount of $579,500 were advanced by this shareholder during the nine month period ended December 31, 1999.

         On September 14, 1998, Bannon Energy Incorporated ("Bannon") loaned the Company $200,000 under a one-year, 8% note secured by all assets of the Company and received 200,000 shares of the Company's restricted common stock. The stock, valued at $1 per share, was recorded as a loan cost and was amortized over one year. On January 26, 1999, Bannon loaned the Company an additional $100,000 at 8% interest. This note matured September 15, 1999. The Company issued an additional 100,000 shares of the Company's restricted common stock to Bannon, which was also valued at $1 per share and was amortized as a loan cost over the term of the loan. Bannon has the option, but not the obligation, to convert the principal amount of the loans into an additional 300,000 shares of the Company's restricted common stock at any time prior to the loan maturity dates. Both of the loans above are, by mutual agreement, being paid monthly beginning January 1, 2000, in the amount of $26,724.53 per month for twelve months.

         On November 5, 1998, a shareholder of the Company loaned the Company $100,000 for a six-month period at 10% interest and received 50,000 shares of the Company's restricted common stock. The stock, valued at $1 per share, was recorded as a loan cost and was amortized over the period of the loan. The loan was extended in January 1999 to a one-year loan, and an additional 50,000 shares of the Company's restricted common stock was issued to this shareholder. The shareholder has the option to convert the principal amount of the loan into an additional 100,000 shares of the Company's restricted common stock at any time prior to the loan maturity date, including extensions. On July 28, 1999, this shareholder of the Company loaned the Company $100,000 for a one-year period at 15% interest and received 50,000 shares of the Company's restricted common stock. The stock, valued at $2 per share, has been recorded as a loan cost and is being amortized over the period of the loan. The shareholder has the option to convert the principal amount of the loan into an additional 50,000 shares of the Company's restricted common stock at any time prior to the loan maturity date. As of November 5, 1999, the first loan was extended for a one year period with the interest being paid monthly. The right to convert into common stock of the Company has also been extended for the same period. A third party agreed to purchase 50,000 shares of stock from this shareholder at $5 per share. The Company guaranteed performance and is contingently liable to purchase this stock.

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

4.       LEASES

         The Company's subsidiary has assumed leases for office space and equipment under operating leases expiring at various dates through 2003. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under noncancellable leases with terms in excess of one year are as follows:


              Years Ending March 31,
              ----------------------
                    2000                        $  70,150
                    2001                        $  35,400
                    2002                        $   4,032
                    2003                        $   2,688

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

         The Company has unpaid payroll taxes from June 30, 1998 forward totaling $133,335. As a result of an installment agreement with the Internal Revenue Service, this liability, which includes penalties and interest, is being paid in the amount of $12,000 per month.

         The Company is contingently liable to purchase 50,000 shares at $5 per share as the result of a performance guarantee by a third party in connection with a loan to the Company as described in Note 3.

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

         Shareholders who are also officers and directors of the Company have advanced funds to and accrued management fees with the Company in the amount of $185,842 as of October 31, 1998. These liabilities were converted to equity during fiscal year 1999. During the three months ended December 31, 1999, additional advances or accrued management fees totaled $11,000.

         The Company incurred management fees to various shareholders and directors in the amount of $60,000 for the three months ended December 31, 1999.

         See Note 3 for a discussion of financing provided by related parties.

9.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated net loss of $3,528,075. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

10.      INCOME TAXES

         There were no material deferred tax assets and liabilities as of December 31, 1999, with the exception of the Company's net operating loss carryforwards ("NOL's") for which the Company has provided a 100% valuation allowance. The Company's NOL's amounted to $1,683,116 at March 31, 1999 and expires in 2019.

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

         Fees for use of RCN's networks will be based on fixed amounts per covered individual per month or as a percentage of savings; i.e., the difference between billed charges for healthcare services and the rates contracted by RCN. RCN is currently has provider networks in Texas, Louisiana, Florida, Indiana, California and Tennessee. Development is currently underway in Arkansas, Mississippi, Georgia, Alabama, North Carolina, South Carolina, Oklahoma, and Nevada. RCN has sixteen client agreements for use of its networks. Management expects several major clients to be added in the first half of 2000.

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

         It is estimated there are 110 million individuals in the United States who are either uninsured, underinsured or uninsurable. The card will afford discounted healthcare goods and services throughout the United States provided by physicians, healthcare facilities, prescriptions, dentists, chiropractors, vision care and hearing providers. The Company began selling the card during 1999 and received a favorable response from those presented with the medical access savings card literature.

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

         NEWTON HEALTHCARE NETWORK, LLC. Newton Healthcare Network, LLC ("Newton") is a Texas limited liability company formed on January 2, 1997. Newton is a preferred provider organization network for individual and group healthcare benefits which currently provides statewide coverage within Texas through a network of approximately 65 hospitals and 8,000 healthcare providers. During the year 2000, the Company intends to begin actively marketing Newton's accident and health network to insurance companies and other payors to provide premier services for its clients needing quality and cost containment for their health and medical benefits programs.

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

         EMPLOYEES

         At December 31, 1999, the Company employed fourteen full time individuals, thirteen in Houston, Texas and one in Colorado. None of the Company's employees are represented by a labor union, and the

Company considers its relations with its employees to be good. The Company intends to add additional personnel and/or sub-contract through independent contractors as operations demand.

         DISCUSSION OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of the results of operations and financial condition of Rockport Healthcare Group, Inc. for the nine months ended December, 31, 1999 and 1998 should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein.

         Overview

         Results of Operations - Nine Months ended December 31, 1999 and 1998

         REVENUE. Total revenue increased from $27,873 in 1998 to $152,480 for the nine month period ended December 31, 1999.

         Although Rockport has product lines and subsidiaries devoted to accident and health benefit plans, for its first year's operations Rockport has concentrated on its workers' compensation product lines. We are selling access to our preferred provider organization, Rockport Community Network, Inc. This PPO offers the client maximization of the dollar penetration rate, number dollars spent with our provider networks, and twenty to fifty percent (20% to 50%) savings. During the first year of the client's contract, Rockport offers the client the opportunity to customize the network to increase its penetration rates and begin to manage the claimant's episode of care with defined outcomes. With in two years of the contract the client's network will be transformed into Rockport Occupational Network, Inc. Rockport Occupational Network, Inc. is our primary care providers' equity model exclusive provider network.

         Marketing of the RCN occupational provider network began in January, 1999. The Houston Independent School District was our first client and was implemented February, 1999. Since March 1999, fifteen additional new clients have been added which represent approximately six hundred and seventy employers. Although our current business is primarily in Texas, our Clients are also doing business in Florida, Arkansas, Alabama and Louisiana. Rockport also has networks in California, Tennessee, Indiana and Ohio. Currently Rockport is developing networks in Virginia, North Carolina, Arizona, Nevada and South Carolina.

         In 1998, our clients paid or processed $ $229,000,000 in occupational and work related medical bills covering over 1,000,000 employees. In Texas, the 1998 annual paid medical bills of these clients were $195,000,000 with 923,090 covered employees. In the Greater Houston market, the paid medical bills for such period were $41,500,000, covering over 190,000 employees. Based on annual paid medical bill and assuming all clients are fully implemented, Rockport estimates annualized revenue of $6,780,000 from these clients.

         The Company has developed a medical access savings card, which among other things allows the holder of the card the right to access national networks in the areas of physicians, dentists, prescriptions, vision, hearing, chiropractic and a 24-hour nurse "hot-line". The medical access savings card was developed for those individuals who cannot afford medical insurance, are uninsurable or require a supplement to their current medical insurance plan. By accessing the networks provided by the medical access savings card, the holders of the cards obtain national discounts of care providers' rates over the non-contracted rates. The holder of the medical access savings card pays an annual fee to the Company for the use of the card and the Company shares a portion of the fee with the networks accessed by the medical access savings card. Rockport through its subsidiary, Rockport Preferred, Inc. has begun test marketing its medical access savings card. The Company intends to launch a multi-level marketing program in the year 2000 to sell the medical access savings card under the brand names of Passport and MAS.

         The Company sees significant revenue growth from the utilization of its workers' compensation networks, medical access savings cards and accident and health networks over the next twelve month period and will dedicate a significant portion of its future funding to developing these products.

         COST OF SALES. Cost of sales increased to $33,863 for the nine month period ended December 31, 1999 as compared to $7,524 during the same period in 1998. This was comprised primarily of fees the Company pays for accessing other healthcare networks and commissions.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $182,184, or 18.2%, to $1,180,656 for the nine month period ended December 31, 1999 from $998,472 during the same period in 1998. Increased staffing and associated expenses to implement the Company's business plan accounted for the increase.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $204,060 to $289,758 for the nine month period ended December 31, 1999 from $85,698 during the same period in 1998. The Company obtained loans during 1999 to fund its operations. As consideration for four of the loans which have an aggregate principal amount of $500,000, the Company issued 450,000 shares of its common stock. The fair market value of such common stock as of the date of issuance has been capitalized as loan costs and is being amortized over the term of the loans. The total amount of the loan costs amortized during the nine month period ended December 31, 1999, was $274,722.

         INTEREST EXPENSE. Interest expense increased by $48,099 to $61,171 for the nine month period ended December 31, 1999 from $13,072 during the same period in 1998. This increase was a result of accrued interest payable on the loans received by the Company during 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company is a developmental stage company and, as such, requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee and director debt to common stock of the Company. As of December 31, 1999, the Company had outstanding indebtedness in the form of notes payable in the aggregate principal amount of $1,021,725. While $549,500 of such indebtedness is due and payable on demand, the remainder is due and payable on various maturity dates no later than December 31, 20000. In addition, as a condition to one of the loans described above, the Company has guaranteed the purchase by a third party of 50,000 shares of its common stock held by the lender for a purchase price of $5 per share or an aggregate of $250,000.

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

         YEAR 2000 READINESS

         As anticipated, the Company did not experience any adverse consequences as a result of the year 2000 and the Company is unaware of any adverse consequences experienced by it major suppliers or customers.

         FORWARD-LOOKING INFORMATION

         In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-QSB and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe", "anticipate", "hope", "estimate", "project", "intend", "expect" and similar expressions are intended to identify such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-QSB should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

                                       ROCKPORT HEALTHCARE GROUP, INC.
                                       (Registrant)

                                        /s/ Larry K. Hinson
                                       --------------------------------------
February 11, 2000                      Larry K. Hinson
                                       Chief Financial and Accounting Officer
                                       (duly authorized officer)