Form 10KSB40
period 2000-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2000-06-29
CIK 919606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
              TRANSITION PERIOD FROM _______________ TO ________________

                         COMMISSION FILE NUMBER 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Delaware                                        33-0611497
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)

   50 Briar Hollow Lane, Suite 515W, Houston, Texas                 77027
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (713) 621-9424

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                ----------------
                                (Title of Class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Issuer's revenues for the fiscal year ended March 31, 2000, were
$293,193

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of May 31, 2000, based upon the average bid and asked price as of such date, was $3,489,210.

         The Registrant's common stock outstanding as of May 31, 2000, was 6,210,127 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
    Transitional Small Business Disclosure Format (Check One): Yes / / No /X/

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Rockport Healthcare Group, Inc. (the "Company" or "Rockport") is a managed healthcare company that offers its proprietary network of healthcare providers of services and products, primarily to large employers and insurance companies for the benefit of employees with work related illnesses and injuries. In addition to medical healthcare networks for work related illnesses and injuries, Rockport also offers individual and group medical networks for accidents and illnesses, medical networks for catastrophic illnesses and injuries, and access to national medical, dental, prescription, chiropractic and vision networks via private label or retail medical access savings cards.

         The Company's products and services are designed to reduce medical costs while maintaining high quality medical care. The Company establishes proprietary networks of contracted healthcare providers who agree to provide healthcare products and services for fees which are less than the state mandated fee under workers compensation laws and regulations and/or below usual and customary allowables. Rockport contracts with employers and insurance companies to provide access to these networks primarily for the benefit of their employees with work related illnesses and injuries. When employees elect to use the Company's network of healthcare product and service providers, the Company earns fees equal to a percentage of the savings realized by the employer or insurance company. These fees constitute the majority of the Company's revenue. The proprietary networks are referred to as Preferred Provider Organizations ("PPO's") or Exclusive Provider Organizations ("EPO's").

ORGANIZATIONAL HISTORY

         The Company was incorporated in the State of Delaware on May 4, 1992, as Protokopus Corporation. On December 17, 1997, the Company acquired all of the issued and outstanding common stock of Rockport Group of Texas, Inc. ("Rockport Texas"), a Nevada corporation ("Rockport Texas"), in a business combination accounted for as a reverse acquisition. Pursuant to an Agreement and Plan of Reorganization dated December 12, 1997, between the Company and Rockport Texas, each outstanding share of common stock of Rockport Texas was converted to the right to receive 961.6212 shares of common stock of the Company. On January 18, 1998, the Company changed its name from Protokopus Corporation to Rockport Healthcare Group, Inc.

         In late November 1998, the Company filed its Form 211. The Company received its clearance letter from the National Association of Securities Dealers ("NASD") on January 20, 1999, to begin trading its stock via the Over-The-Counter ("OTC") Bulletin Board. The Company began trading on the OTC Bulletin Board under the symbol "RPHL" on February 12, 1999.

THE COMPANY'S PRODUCTS AND SERVICES

         The Company assists its customers in managing increased medical costs associated with workers' compensation and group health plans by providing these customers access to the Company's network of healthcare professionals and facilities (the "Provider Network") consisting of PPO's and EPO's. The Company also markets its medical access savings card. The Card offers the holder discounted healthcare services and products throughout the United States. By utilizing the Company's network of healthcare professionals and facilities, the holder of a Card gets a discount on physician services, healthcare facilities, prescriptions, dental services, chiropractic services, vision care services, and hearing providers and other services and products.

         The Provider Network is designed to reduce the price paid by the Company's customers for medical services. The customer realizes savings due to the reduced cost of healthcare services provided under the Provider Network and its PPOs and EPOs. PPOs are typically groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employer groups. EPOs are networks in which the healthcare providers have agreed to certain additional administrative pathways that are appropriate for occupational medicine in exchange for greater financial incentives found in the PPO network of providers. The Company, through its subsidiaries, provides PPO and EPO networks as a part of its Provider Network for work related illnesses and injuries, for accidents and illnesses (individual and group networks), and for catastrophic illnesses and injuries. The Provider Network is marketed to third party administrators, managed care organizations, insurers, case and utilization management companies, self-funded employers, and other similar organizations. Currently, the Company provides the Provider Network primarily in the area of work related illnesses and injuries.

         The Company's customers obtain reduced healthcare costs from the Provider Network because the rate structure negotiated by the Company with providers in its PPOs and EPOs are lower than the customers may otherwise be able to obtain. For work related illnesses and injuries, employers obtain reduced costs because the rate reductions by the providers in the Provider Network are less than the state mandated fee schedules and/or below the usual and customary allowables. As compensation, the Company receives a percentage of the savings realized by the customer due to its employee's utilization of the Provider Network. These fees constitute the majority of the Company's revenue.

         The healthcare providers selected by the Company for its Provider Network are selected on the basis of their clinical qualifications and their adherence to the standards of care and service developed by the Company. The Company ensures that the providers are geographically appropriate, accessible and consumer friendly. The providers are required to approach the provision of healthcare services in manner that groups related diagnoses and treatment services as collective events. The providers monitor, document and report treatment outcomes. The Company uses the results of these reports to improve the processes and procedures of the Provider Network so that it provides high quality care to the customers and the reports also allow the Company to improve the Provider Network.

         The Company has increased the number of providers that are a part of its Provider Network. In 1999, the Company acquired a Texas PPO which has contracts with 65 hospitals and 8,000 providers. The Company has also negotiated access agreements with hospitals and providers in Arizona, California, Florida, Indiana, Louisiana, Nevada,
Ohio, Oklahoma and Tennessee as part of its development plan to create a nationwide PPO network. Negotiations have begun with hospitals and providers in Arkansas, Georgia, Mississippi, North Carolina, South Carolina and
Virginia to add these states to the nationwide network.

         The Company utilizes four wholly owned subsidiaries in providing the Provider Networks. The Company offers the Provider Network for work related injuries and illnesses through Rockport Community Network, Inc., Rockport Occupational Network, Inc. and Newton Healthcare Network, LLC. Through Rockport Advanced Care, Inc., the Company intends to expand the scope of the Provider Network in 2001 and 2002 to encompass networks with healthcare providers servicing customers in the areas of disease, illness and injury-specific tertiary and quartinary care (including, trauma, burns, transplants, hearts, high-risk maternal, prenatal and neonatal, cancer, neurological and gastrointestinal care).

         The Company, through its wholly owned subsidiary Rockport Preferred, Inc., offers customers the ability to obtain discounts on quality medical and healthcare services by purchasing its Medical Access Saving Card. The Card offers customers a discount on healthcare services delivered by physicians, healthcare facilities, dentists, chiropractors, vision care providers and hearing providers throughout the United States and a discount on prescriptions throughout the United States. Typically, the Card can provide users with a 30% discount on vision, dental and chiropractic, and hearing health services and on prescriptions. The Company charges its customers an annual fee for the Card, based upon the particular types of services and products for which a discount is provided under the card. The appeal of the Card to employers is that while its employees enjoy a significant cost savings on healthcare services, the employer is provided with a simple solution for the administration of healthcare costs.

         The market potential for the Medical Access Savings Card is large. It is estimated that there are 110 million individuals in the United States who are either uninsured or underinsured. These individuals could potentially benefit from the Card. The Company plans to offer the Card both as a retail product and as a product through private branding channels. With private branding, the Card can be custom tailored by the sponsor or endorser to provide specific programs and can contain branding identification of the sponsor or endorser.

         The Company also offers support services to other companies in the healthcare industry. For a fee, the Company provides companies in the heath care industry management information services, customer services, physician and facility referrals, contracting services (contracting providers and payors), credentialing services (credentialing providers), and re-pricing.

COMPETITION

         The managed healthcare industry and the Company's markets are highly competitive. Healthcare, despite a continually changing reimbursement formula and ten-year decline in net margins, continues to be this country's most competitive industry. Quality and price of services and products, however, continue to be distinguishing factors that customers and consumers will seek out and purchase. The Company will compete by delivering comprehensive, integrated services and/or products to defined healthcare populations with excellent customer services and extremely competitive pricing. There are many managed healthcare organizations, including many that are larger and have financial resources significantly greater than the Company's. Included among the Company's competitors are CorVel Corporation, First Health Corp., CCN and Focus. Most of the competitors are national networks.

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

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSES

         The Company regards certain features of its programs and services as proprietary and relies on a combination of contract, copyright, trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally obtains nondisclosure agreements from its employees and hospital-clients and limits access to and distribution of its software, documentation, and other proprietary information. The Company believes that trade secret and copyright protection are less significant than factors such as the knowledge, ability, and experience of the Company's employees and the timeliness and quality of the services they provide. The Company holds no federally registered trademarks.

GOVERNMENT REGULATION

         Managed healthcare programs for group healthcare and workers' compensation are conducted within a regulated environment. The Company's activities are regulated principally at the state level, which means the Company may be required to comply with certain regulatory standards which differ from state to state. Although the laws affecting the Company's operations vary widely from state to state, these laws fall into four principal categories: (i) laws that require licensing, certification or other approval of businesses that provide managed healthcare services; (ii) laws regulating the operation of managed care provider networks; (iii) laws that restrict the methods and procedures that the Company may employ in its health and workers' compensation managed care programs; and (iv) proposed laws which, if adopted, would have as their objective the reform of the healthcare system as a whole.

         Generally, parties that actually provide or arrange for the provision of healthcare services assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulations that govern many aspects of their conduct and operations. In contrast, the services provided by the Company to its customers typically have not been the subject of regulation by the federal government and most states. Since the managed healthcare field is a rapidly expanding and changing industry and the cost of providing healthcare continues to increase, it is possible that the applicable state and federal regulatory frameworks will expand to more fully regulate the conduct and operation of the Company's business.

         The Company's ability to provide comprehensive managed care services depends in part on its ability to contract with or create networks of healthcare facilities and providers which share the Company's objectives. The Company offers access to networks of healthcare providers selected by the Company for quality of care and pricing. New laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize or acquire. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers. These regulations may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for healthcare cost control.

         The Employee Retirement Income Security Act of 1974 ("ERISA"), governs employee benefit plans offered by employers who self-insure. Employers opt to self-insure as a way to underwrite their own health claims and better control their healthcare costs. Regulation of such self-insured benefit plans falls under the jurisdiction of the United States Department of Labor, which has strict guidelines relative to such plans and to the Third Party Administrators ("TPA") which administer such plans. In addition to the ERISA guidelines, a TPA may be subject to additional state requirements regarding registration.

         The Company does not engage in any professional practice or control the cost of professional services. Likewise, the Company does not believe that membership in the Company's programs constitutes insurance subjecting the Company to laws and regulations governing healthcare insurers and their operations. Certain regulations, present in most state and local jurisdictions, relating to the standards governing licensed healthcare professionals, prohibit such professionals from compensating any third person for soliciting patients or patronage on their behalf.

         Regulations in the healthcare and workers' compensation insurance fields are constantly evolving. The Company is unable to predict what additional regulations, if any, affecting its business may be promulgated in the future. The Company's business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels. In addition, changes in workers' compensation laws and regulations may impact demand for the Company's services, require the Company to develop new or modified services to meet the demands of the marketplace or modify the fees that the Company may charge for its services.

         Recently, the managed care industry has received significant amounts of negative publicity. This publicity, in turn, has contributed to increased legislative activity, regulation and review of industry practices. These factors may adversely affect the Company's ability to market its products or services, could necessitate changes in the Company's products and services, and may increase regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting profitability.

EMPLOYEES

         As of March 31, 2000, the Company had 18 full-time employees, with 17 employees located in Houston, Texas, and 1 employee located in Monument, Colorado. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

VOLATILITY OF STOCK MARKET

         The market prices of the securities of certain publicly-held companies in the industry in which the Company operates have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions, healthcare cost trends, pricing trends, competition, earnings and acquisition activity. There can be no assurance regarding the level or stability of the Company's share price at any time or the impact of these or any other factors on share price.


ITEM 2.            DESCRIPTION OF PROPERTY

         The Company's executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company's lease on these premises covers 12,219 square feet and expires on June 30, 2005. The monthly rental for such premises is as follow:

         July 11, 2000 to July 31, 2000:                      $0.00
         August 1, 2000 to December 31, 2000:                 $12,557.76
         January 1, 2001 to June 30, 2002:                    $16,332.55
         July 1, 2002 to June 30, 2003:                       $16,831.17
         July 1, 2003 to June 30, 2005:                       $17,340.80

           The Company believes that the current facilities are adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms acceptable to the Company. The Company has no present intent to invest in real estate, real estate mortgages or persons primarily engaged in real estate activities, however, the Company may change this policy at any time without a vote of security holders.


ITEM 3.    LEGAL PROCEEDINGS

         None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

         One February 12, 1999, the Company's common stock began trading on the OTC Bulletin Board market under the symbol "RPHL." The following table sets forth the approximate high and low closing sales prices per share as reported on the NASD OTC Bulletin Board for the Company's common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.


Fiscal Year 2000:                                                      High             Low
                                                                       ----             ---

         Quarter Ended March 31, 2000. . . . . . . . . . . .           $2.06            $1.38
         Quarter Ended December 31, 1999 . . . . . . . . . .           $3.81            $1.81
         Quarter Ended September 30, 1999. . . . . . . . . .           $8.25            $2.25
         Quarter Ended June 30, 1999 . . . . . . . . . . . .           $9.25            $5.00

Fiscal Year 1999:

         Quarter Ended March 31, 1999. . . . . . . . . . . .           $8.75            $2.50


         As of March 31, 2000, there were approximately 400 stockholders of record of the Company's common stock. The Company has neither declared nor paid any cash dividends to date. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

         During the twelve month period ended March 31, 2000, the Company issued 1,714,358 shares of its common stock. These shares were sold for cash, issued for services rendered to the Company, and issued as inducement for making loans to the Company.

RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below is certain information concerning all sales of securities by the Company that were not registered under the Securities Act.

         From June 1, 1999 to March 2, 2000, pursuant to Rule 506 of Regulation D, the Company issued and sold 527,619 shares of its common stock to 31 accredited investors for an aggregate consideration of $672,239.

         On May 27, 1999, under the terms of a written contract executed by the Company, the Company issued 20,000 shares of common stock to Carl Chase in consideration of financial accounting services valued at $40,000 pursuant to the exemption provided by Section 4(2) of the Securities Act.

         On July 23, 1999, the Company issued to Margaret Jones 50,000 shares of common stock in connection with her provision of a $100,000 loan to the Company pursuant to the exemption provided by Section 4(2) of the Securities Act.

         On August 11, 1999, the Company issued to Warfield & Company, CPA's, 25,000 shares of common stock in consideration of consulting services valued at $25,000 pursuant to the exemption provided by Section 4(2) of the Securities Act.

         On September 7, 1999, the Company issued to Rolf Eidbo 25,000 shares of common stock in consideration of his financial advisory services to the Company valued at $50,000 pursuant to the exemption provided by Section 4(2) of the Securities Act.

         On September 8, 1999, under the terms of a written contract executed by the Company, the Company issued 1,575 shares of common stock to Raliegh Van Treese in consideration of legal services valued at $1,575 pursuant to Rule 701 of the Securities Act.

         On February 8, 2000, the Company issued 30,000 shares of common stock to Jeffrey Lehrich and 7,500 shares of common stock to Allan Burshell pursuant to the exemption provided by Section 4(2) of the Securities Act in consideration of their assignment of rights pursuant to certain provider contracts valued at $37,500 by the Company.

         On February 18, 2000, under the terms of a written contract executed by the Company, the Company issued 1,300 shares of common stock to Christopher
L. Szczepanik in consideration for financial advisory services valued at $1,300.

         On February 18, 2000, under the terms of a written contract executed by the Company, the Company issued 410 shares of common stock to Kenneth Wollenberg pursuant to Section 4(2) of the Securities Act in consideration for financial advisory services valued at $410.

         On March 22, 2000, under the terms of a written contract executed by the Company, the Company issued 20,000 shares of common stock to A. J. Miller in consideration of consulting services valued at $20,000 pursuant to Rule 701 of the Securities Act.

On March 31, 2000, pursuant to Rule 506 of Regulation D, the Company issued and sold 1,005,955 shares of its common stock to John K. Baldwin in consideration for $754,466.

         Except as otherwise indicated, the Company believes that the transactions described above were exempt from registration under the Securities Act pursuant to Section 4(2) thereof as transactions not involving any public offering because such securities were sold to a limited group of persons, each of which was believed to have been a sophisticated investor or had a pre-existing business or personal relationship with the Company or its management and was purchasing for investment without a view to further distribution. The Company took steps to ensure that the purchaser was acquiring securities for purposes of investment and not with a view to distribution, including execution of agreements concerning such purchaser's investment intent. Except as otherwise indicated, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. Restrictive legends were placed on stock certificates evidencing the shares and/or agreements relating to the right to purchase such shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

         This management discussion contains certain forward-looking statements as identified by the use of words like "expects", "believes", and "anticipates" and other similar phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks and uncertainties. If any assumption, risk or uncertainty factors change, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any forward-looking statements contained herein, which are as of the date hereof. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

         The following discussion of the results of operations and financial condition of Rockport Healthcare Group, Inc. for the years in the two year period ended March 31, 2000, should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein.

RESULTS OF OPERATIONS - YEARS ENDED MARCH 31, 2000 AND 1999

         REVENUE.

         Total revenue increased by $249,365, or 569%, from $43,828 in 1999 to $293,193 in 2000. Fees for the use of the healthcare provider network for work related illnesses and injuries increased 687% from $32,070 in 1999 to $252,236 in 2000. Additional revenue was provided by network development charges.

         During 2000, the Company continued its efforts in developing compensation healthcare networks for work related illnesses and injuries in various states and began aggressively marketing these networks. The Company receives fees from companies who access and utilize its networks based on a percentage of the cost savings achieved by the Clients utilizing the Company's networks. The significant increase in the Company's clients is attributable to the savings results being obtained by the current client base. The Company intends to continue to expand its workers' compensation networks in other states through contracting and acquisitions.

         The Company has developed a medical access savings card, which among other things, allows the holder of the card the right to access national networks in the areas of physicians, dentists, providers of vision, hearing and chiropractic services; and receive the benefits of prescription discounts and a 24-hour nurse "hot-line". The medical access savings card was developed for those individuals who cannot afford medical insurance, are uninsurable or require a supplement to their current medical insurance plan. By accessing the networks provided by the medical access savings card, the holders of the cards obtain national discounts of care providers' rates over the non-contracted rates. The holder of the medical access savings card pays an annual fee to the Company for the use of the card and the Company shares a portion of the fee with the networks accessed by the medical access savings card. The Company is currently seeking joint venture marketing partners to sell the card.

         COST OF SALES.

         Cost of sales increased from $3,097 during 1999 to $63,080 in 2000. This was comprised primarily of fees the Company pays for accessing other healthcare networks and commissions.

         GENERAL AND ADMINISTRATIVE EXPENSES.

         General and administrative expenses increased by $401,949, or 24%, from $1,710,216 in 1999 to $2,112,165 in 2000. Increased staffing and associated expenses to implement the Company's business plan were the primary reasons for the increase. The Company is currently in a position to experience a significant increase in revenue growth without a corresponding significant increase in associated expenses thereby adding to the profitability of the Company.

         INTEREST EXPENSE.

         Interest expense increased by $76,251, or 378%, from $20,179 in 1999 to $96,430 in 2000. This increase was a result of accrued interest payable on the loans received by the Company during 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee and director debt to common stock of the Company.

         The Company has experienced significant revenue growth from the utilization of its work related injuries and illnesses networks, and expects this growth to continue during the following year. However, this continued growth is conditioned on the Company signing more payors for its networks and obtaining greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its future funding to the continuing development and marketing of this product.

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

YEAR 2000 ISSUES

         The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may not recognize dates beginning in the year 2000, which could result in miscalculations or system failures.

Since all of the Company's computer programs have been created or purchased from major vendors within the last two years, the Company is relying on these vendors to ascertain and correct any Year 2000 Issues with the computer programs. Additionally, the Company is also dependent on its contracted medical providers, payor clients, and suppliers to successfully address their respective Year 2000 Issues in connection with their computer systems and claims processing functions.

         The consequences of an uncorrected Year 2000 Issue could include business interruption, exposure to monetary claims by clients and others and loss of business goodwill. The likelihood of these events and the possible financial impact if they occur cannot be predicted. As of March 31, 2000, the Company has not experienced any disruptions as a result of the Year 2000 Issue.

ITEM 7.         FINANCIAL STATEMENTS

         The consolidated financial statements attached to this Annual Report on Form 10-KSB as pages F-1 to F-11 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company selected Hein + Associates, Certified Public Accountants, Houston, Texas as its auditors for the years ended March 31, 2000 and 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The executive officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age and position of each of the persons who were serving on the Board of Directors and executive officers of the Company as of March 31, 2000:


Name                           Age      Position
----                           ---      --------

John K. Baldwin                66       Chairman of the Board
Harry M. Neer                  60       President, Chief Executive Officer and Director
Larry K. Hinson                54       Secretary, Treasurer and Director
William W. Wollenberg          46       President, Rockport Community Network, Inc. and Director
Eric Kolstad                   39       Director


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

         LARRY K. HINSON. Mr. Hinson has been Secretary, Treasurer and a director of the Company since 1997. Mr. Hinson has a Bachelor of Business Administration degree with a major in accounting. Mr. Hinson has 30 years experience as a CPA in a wide variety of industries that include 30 years of experience in the insurance and healthcare industries. He has served as Chief Financial Officer of USA Healthcare Network, Inc. and Vice President and Treasurer of Reserve Life Insurance Company, Dallas, Texas, and was formerly with KPMG, LLP in Dallas and Austin, Texas. From November 1994 to November 1997 Mr. Hinson was a principal of Rockport Group of Texas, Inc. From March 1989 to October 1994, Mr. Hinson was Vice Chairman and Chief Financial Officer of USA Health Holding Company and its subsidiaries and also served as President of USA Health Network Company.

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

         ERIC KOLSTAD. Mr. Kolstad is currently an investment advisor with Capstone Investments, Newport Beach, California. In 1985, Mr. Kolstad joined Merrill Lynch's Private Client Group in Newport Beach and then in 1997 joined Capstone Investments. Mr. Kolstad has been responsible for securing private placement seed capital for numerous high tech companies, including; AdForce, Inc. (filed S1 document on March 5, 1999 with SEC for an IPO in the 2nd quarter of 1999), 2CanMedia, Inc. (merged with AdSmart Inc., a CMGI company on March 10, 1999, in an $80 million transaction), Omnigon, Inc. Mr. Kolstad, in addition to his Capstone responsibilities, is currently General Partner of Cristal Investments, LLC, the general partner of a hedge fund for accredited investors.

         The Company has no arrangement, understanding or intention of entering into any transaction for participating in any business opportunity with any officer, director or principal stockholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director or otherwise.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Non-employee directors do not receive compensation for serving on the Board of Directors, nor are they reimbursed for their expenses in attending meetings of the Board of Directors.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table summarizes the compensation paid to the executive officers of the Company during the two years ended March 31, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                 Fiscal                              Conversion of Salary          Options
Name and Principal Position       Year       Salary         Bonus       to Common Stock      Restricted Stock
----------------------------     ------    ------------    -------   --------------------    ----------------
Harry M. Neer                     2000     $117,500 (1)    $    0         $   -0-                   $0
  President and                   1999     $ 87,500 (2)    $    0         $40,500 (4)               $0
 Chief Executive Officer

Larry K. Hinson                   2000     $119,500 (1)    $    0         $   -0-                   $0
  Secretary and Treasurer         1999     $ 88,500 (2)    $    0         $35,500 (4)               $0

William W. Wollenberg             2000     $240,000        $9,500(3)      $    --                   $0
  President, Rockport             1999     $240,000        $    0         $    --                   $0
  Network, Inc.

--------------

(1) Does not include salary that has been accrued to Messrs. Neer and Hinson at March 31, 2000 of $21,000 and $3,000, respectively.

(2) Does not include salary which was accrued at March 31, 1999 to Messrs. Neer and Hinson of $11,000 and $10,000, respectively.

(3) Mr. Wollenberg accrued commission during the fiscal year ended March 31, 2000, of which $9,500 was paid.

(4) During 1999, Messrs. Neer and Hinson converted debt amounting to $109,842 and accrued and unpaid salary to common stock of the Company at $1 per share for a total of 150,342 and 35,500 shares, respectively.

         Mr. Wollenberg has a three year employment agreement with the Company expiring in January, 2001, whereby he receives a fixed annual salary, a commission based on various percentages of revenues earned by the Company and a bonus, comprised of stock and cash, based on a percentage of the Company's earnings before interest, taxes, depreciation and amortization. The Company does not have employment agreements with any of its other executive officers.

         The Company does not have an employee stock option plan.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information relating to beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 2000.

                                                             Percentage
Name of                             Number of                of Outstanding
Stockholder                         Shares Owned (1)         Common Stock (2)
-----------                         ----------------         ----------------
John K. Baldwin                       1,672,847                    26.9%
901 Highland Avenue
Del Mar, CA 92014

Harry M. Neer (3)                       548,116                     8.8%

Larry K. Hinson (3)                     324,925                     5.2%

William W. Wollenberg(3)                100,000                     1.6%

Eric Kolstad                            129,250                     2.1%
317 Stonecliffe Isle
Irvine, CA 92612

Directors and executive officers
  as a group (five persons)           2,775,138                    44.7%


Robert D. Johnson (4)                   481,905                     7.8%
3934 FM 1960 West, Suite 240
Houston, TX 77068


Primex Capital USA                      394,760                     6.4%
4617 Montrose Blvd., #C-215
Houston, TX 77006


--------------------------------------------------------------------------------

(1)      As of March 31, 2000.

(2) Based on the number of shares of common stock outstanding (6,210,127) at the close of business on March 31, 2000.

(3)      The address of such person is in care of the Company.

(4) Giving effect to $181,905 in loans and accrued interest which are convertible into 181,905 shares of common stock at the election of the lender. The shares and convertible debt are all held in the name of Bannon Energy Incorporated, of which Mr. Johnson is the sole stockholder.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         John K. Baldwin, Chairman of the Board of Directors of the Company, has made certain advances of operating capital during the current fiscal year in the amount of $859,500. Of this amount, $734,500 plus accrued interest was converted to equity on March 31, 2000, by the Company's issuance of 1,005,955 shares of its common stock to Mr. Baldwin. In addition, Mr. Baldwin has committed to fund another $375,000 during the subsequent fiscal year to fund operations.

                                     PART V

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.     Description
-----------     -----------

3.1 Certificate of Incorporation of Registrant, dated April 28th, 1992, as filed with the Secretary of State of Delaware on May 4th, 1992 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-2351)

3.2 Amendment to Certificate of Incorporation of Registrant, dated January 16, 1998, as filed with the Secretary of State of on January 16, 2000 (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8K/A, dated December 17, 1997, SEC File No. 0-23514).

3.3 Bylaws of Registrant, dated as of May 4, 1992 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)

4               Specimen of Registrant's Common Stock Certificate.

10.1            Employment Agreement with William Wollenberg.

10.2            Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston,
                Texas 77027.

22              Subsidiaries of Registrant.

27              Financial Data Schedule.

         (b)      Reports on Form 8-K. None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its Behalf by the undersigned, thereunto duly authorized.

                                   ROCKPORT HEALTHCARE GROUP, INC.


                                   By: /s/Larry K. Hinson
                                      -----------------------------------------
                                       Larry K. Hinson, Secretary and Treasurer

                                   Date: June 29, 2000
                                        ---------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                            Date
       ---------                        -----                            ----
/s/ John K. Baldwin              Chairman of the Board               June 29, 2000
------------------------------
John K. Baldwin

/s/ Harry M. Neer                President, Chief Executive          June 29, 2000
------------------------------   Officer and Director
Harry M. Neer

/s/ Larry K. Hinson              Secretary, Treasurer                June 29, 2000
------------------------------   and Director
Larry K. Hinson

/s/ William W. Wollenberg        Director                            June 29, 2000
------------------------------
William W. Wollenberg

/s/ Eric Kolstad                 Director                            June 29, 2000
------------------------------
Eric Kolstad

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Rockport Healthcare Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rockport Healthcare Group, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Rockport Healthcare Group, Inc. and subsidiaries will continue as a going concern. As more fully discussed in Note 10 to the financial statements, the Company has incurred an accumulated net loss of $4,093,588 and negative working capital of $713,516 as of March 31, 2000. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





HEIN + ASSOCIATES LLP


Houston, Texas
May 26, 2000

                                          ROCKPORT HEALTHCARE GROUP, INC.


                                            CONSOLIDATED BALANCE SHEETS



                                                                                                  MARCH 31,
                                                                                    ------------------------------------
                                                                                          2000                 1999
                                                                                    -----------------    ---------------
                                                             ASSETS
                                                             ------
       CURRENT ASSETS:
           Cash                                                                     $       133,258      $        17,320
           Accounts receivable, no allowance for doubtful accounts                          100,716               13,357
           Prepaid expenses                                                                     980                1,028
                                                                                    ---------------      ---------------
                    Total current assets                                                    234,954               31,705
                                                                                    ---------------      ---------------

       PROPERTY, PLANT AND EQUIPMENT:
           Office furniture and equipment                                                    37,729               35,097
           Computer equipment and software                                                   65,025               51,892
           Telephone equipment                                                               15,734               15,085
                                                                                    ---------------      ---------------
                                                                                            118,488              102,074
           Less accumulated depreciation                                                    (40,558)             (20,418)
                                                                                    ---------------      ---------------
                    Net property, plant and equipment                                        77,930               81,656
                                                                                    ---------------      ---------------

       OTHER ASSETS:
           Deposits                                                                           9,038               10,015
           Accounts receivable, other                                                        81,250                    -
           Capitalized loan costs, net                                                       33,333              233,056
           Intangible assets, net                                                           126,739               99,849
                                                                                    ---------------      ---------------
                    Total other assets                                                      250,360              342,920
                                                                                    ---------------      ---------------
                    Total assets                                                    $       563,244      $       456,281
                                                                                    ===============      ===============

                                             LIABILITIES AND SHAREHOLDERS' DEFICIT
                                             -------------------------------------
       CURRENT LIABILITIES:
           Notes payable                                                            $       518,165      $       428,536
           Accounts payable                                                                  84,788               91,251
           Due to shareholders, directors, officers, and employees                           66,994               35,100
           Payroll tax payable                                                              120,913              139,157
           Other current liabilities                                                        157,610               34,091
                                                                                    ---------------      ---------------
                    Total liabilities                                                       948,470              728,135
                                                                                    ---------------      ---------------

       COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 7)

       SHAREHOLDERS' DEFICIT :
            Preferred stock, $.001 par value, 1,000,000 shares authorized,
                none issued                                                                       -                    -
           Stock subscription receivable                                                          -           (1,086,487)
           Common stock, $.001 par value, 20,000,000 shares authorized,
                6,210,127 and 4,937,169 shares issued and outstanding at
                March 31, 2000 and 1999, respectively                                         6,210                4,938
           Additional paid-in capital                                                     3,702,152            2,924,802
           Accumulated deficit                                                           (4,093,588)          (2,115,107)
                                                                                    ---------------      ---------------
                    Total shareholders' deficit                                            (385,226)            (271,854)
                                                                                    ---------------      ---------------
                    Total liabilities and shareholders' deficit                     $       563,244      $       456,281
                                                                                    ===============      ===============




                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                               F-2

                                         ROCKPORT HEALTHCARE GROUP, INC.


                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                     YEAR ENDED MARCH 31,
                                                                                            ------------------------------------
                                                                                                  2000                  1999
                                                                                            --------------        --------------
         REVENUES                                                                           $      293,193        $       43,828

         COST OF SALES                                                                              63,080                 3,097
                                                                                            --------------        --------------

         GROSS PROFIT                                                                              230,113                40,731
                                                                                            --------------        --------------

         GENERAL AND ADMINISTRATIVE EXPENSES                                                     2,112,164             1,710,216

         INTEREST, NET                                                                              96,430                20,179
                                                                                            --------------        --------------

         NET LOSS                                                                           $   (1,978,481)       $   (1,689,664)
                                                                                            ==============        ==============

         NET LOSS PER SHARE - BASIC AND DILUTED                                             $         (.38)       $         (.46)
                                                                                            ==============        ==============

         WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                    5,243,231             3,706,168
                                                                                            ==============        ==============










                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                F-3

                                   ROCKPORT HEALTHCARE GROUP, INC.


                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                  YEARS ENDED MARCH 31, 2000 AND 1999




                                                                                                      ACCUMULATED
                                                                                                        DEFICIT           TOTAL
                                                               COMMON STOCK           ADDITIONAL      DURING THE      SHAREHOLDERS'
                                           STOCK        -------------------------      PAID-IN        DEVELOPMENT        EQUITY
                                        SUBSCRIPTIONS      SHARES        AMOUNT        CAPITAL           STAGE          (DEFICIT)
                                       ---------------  -----------    ----------    ------------    ------------    -------------
Balances March 31, 1998 (restated)     $            -     2,461,472    $    2,462    $    198,930    $   (425,443)   $    (224,051)
Common stock issued for cash                        -       674,100           674         426,076               -          426,750
Stock issued for subscription              (1,305,487)      805,487           806       1,304,681               -                -
Stock issued for services                           -       171,150           171         170,980               -          171,151
Stock issued in connection with debt                -       400,000           400         399,600               -          400,000
Stock issued to acquire Newton
  Healthcare Network, LLC                           -       100,000           100          99,900               -          100,000
Conversion of debt to equity                        -       324,960           325         324,635               -          324,960
Collection of stock subscription              219,000             -             -               -               -          219,000
Net loss                                            -             -             -               -      (1,689,664)      (1,689,664)
                                       --------------   -----------    ----------    ------------    ------------    -------------
Balances March 31, 1999                    (1,086,487)    4,937,169         4,938       2,924,802      (2,115,107)        (271,854)
Stock issued for cash                               -       527,618           527         691,684               -          692,211
Stock issued for services                           -        66,710            66         117,122               -          117,188
Stock issued in connection with loans               -        50,000            50          99,950               -          100,000
Stock issued for an acquisition                     -        37,500            38          37,462               -           37,500
Debt converted to equity                            -     1,032,530         1,032         760,043               -          761,075
Stock warrants sold                                 -             -             -          17,532               -           17,532
Reduction of stock subscription
  receivable to amounts collected             920,400      (441,400)         (441)       (940,959)              -          (21,000)
Collection of stock subscriptions             166,087             -             -          (5,484)              -          160,603
Net loss                                            -             -             -               -      (1,978,481)      (1,978,481)
                                       --------------   -----------    ----------    ------------    ------------    -------------
Balance, end of period                 $            -     6,210,127         6,210    $  3,702,152    $ (4,093,588)   $    (385,226)
                                       ==============   ===========    ==========    ============    ============    =============





                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                F-4

                                          ROCKPORT HEALTHCARE GROUP, INC.


                                              STATEMENT OF CASH FLOWS

                                                                                           YEARS ENDED MARCH 31,
                                                                                    ------------------------------------
                                                                                          2000               1999
                                                                                    -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $    (1,978,481)   $    (1,689,664)
   Adjustments to reconcile net loss to cash flow used by operating activities:
         Depreciation                                                                        20,140             14,694
         Amortization                                                                       310,333            200,542
         Issuance of stock for services                                                     117,188            171,151
         Changes in assets and liabilities:
            Accounts receivable - trade and other                                          (168,609)           (46,955)
            Prepaid expenses                                                                     48              6,521
            Accounts payable                                                                 20,112             61,139
            Accrued expenses                                                                153,734            152,406
            Other assets                                                                        979              3,841
                                                                                    ---------------    ---------------
CASH USED BY OPERATING ACTIVITIES                                                        (1,524,556)        (1,126,325)
                                                                                    ---------------    ---------------
INVESTING ACTIVITIES:
   Purchase of fixed assets                                                                 (16,415)           (24,690)
   Proceeds from note receivable                                                                  -             20,000
   Cash acquired from acquisition of Newton Healthcare Network, LLC                               -                151
   Investments acquired                                                                     (37,500)                 -
                                                                                    ---------------    ---------------
CASH USED IN INVESTING ACTIVITIES                                                           (53,915)            (4,539)
                                                                                    ---------------    ---------------
FINANCING ACTIVITIES:
   Proceeds from sale of stock                                                      $       692,211    $       426,750
   Proceeds from notes payable                                                            1,105,496            485,536
   Repayments of notes payable                                                             (281,433)           (25,000)
   Loans from officer                                                                             -             40,500
   Sale of stock warrants                                                                    17,532                  -
   Proceeds from stock subscription                                                         160,603            219,000
                                                                                    ---------------    ---------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                     1,694,409          1,146,786
                                                                                    ---------------    ---------------
NET INCREASE IN CASH                                                                        115,938             15,922
CASH AND CASH EQUIVALENTS, beginning of year                                                 17,320              1,398
                                                                                    ---------------    ---------------
CASH AND CASH EQUIVALENTS, end of year                                              $       133,258    $        17,320
                                                                                    ===============    ===============
NON-CASH TRANSACTIONS:
   Stock issued for subscriptions                                                   $       (21,000)   $     1,305,487
   Stock issued to convert debt to equity                                                   761,075            324,960
   Non-cash assets of Newton Healthcare Network, LLC                                              -             99,849
   Non-cash assets of Primary Provider Management Company                                    37,500                  -
                                                                                    ===============    ===============






                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2000



1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Rockport Healthcare Group, Inc., a Delaware corporation (the "Company"), formerly Protokopos Corporation, was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. ("Rockport"). For accounting purposes, the acquisition has been treated as a reverse acquisition of the Company by Rockport (see Note 6, "Reverse Acquisition by Rockport"). The capital section of the Company was restated to reflect the reverse merger.

         The Company was established as a holding company to develop and/or acquire business entities that deliver comprehensive, integrated products and/or services to targeted healthcare populations. These products and services include, but are not limited to, medical healthcare networks for workers' compensation injuries and rehabilitation, individual and group medical networks for accidents and illnesses, medical networks for catastrophic illnesses and injuries and access to national medical, dental, prescription, chiropractic and vision networks via private label or retail medical access savings cards. The goal of the Company is to develop and deliver high value, quality healthcare services and programs that create provider and customer satisfaction as well as result in appropriate financial return to investors in the Company.

         The Company had the following wholly owned subsidiaries as of March 31, 2000 :

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

                         ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated economic lives of the assets which range from 3 to 7 years.

         INCOME TAXES

         The Company accounts for income taxes on the liability method, under which the amount of deferred income taxes is based on the tax effects of the differences between the financial and income tax basis of the Company's assets, liabilities, and operating loss carryforwards at the balance sheet date based upon existing tax laws. Deferred tax assets are recognized if it is more likely than not that the future income tax benefit will be realized. Since utilization of net operating loss carryforwards is not assured, no benefit for future offset of taxable income has been recognized in the accompanying financial statements.

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

         LOAN FEES

         Loan fees incurred to obtain financing aggregating $500,000 are being amortized using the interest yield method over the term of the related notes payable. Accumulated amortization aggregated $466,667 and $166,944 at March 31, 2000 and 1999, respectively.

         PROVIDER CONTRACTS

         Amounts paid for provider contracts are amortized to expense on the straight-line method over the estimated life of the contracts of 10 to 20 years.

                         ROCKPORT HEALTHCARE GROUP, INC.
                   (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investment in foreign subsidiaries, changes in market value of certain investments in securities, and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net loss for the years ended March 31, 2000 and 1999.

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

2.       STOCK SUBSCRIPTION RECEIVABLE

         The Company had a stock subscription receivable as of March 31, 1999 due from a third party. Of the original amount subscribed, $160,603 was collected during the year ended March 31, 2000. The balance of the receivable was eliminated by canceling the stock originally issued.

3.       NOTES PAYABLE


         Notes payable consist of the following:

                                                                                    March 31
                                                                        --------------------------------
                                                                             2000              1999
                                                                        ---------------   --------------
       Unsecured note payable to a stockholder, due in monthly
          installments of $2,482, with interest at 8%.                  $       11,260    $      28,536

       Unsecured note payable to a stockholder, with interest at
          8%.  The note matures in December 2001. This note has
          no set payment terms.                                                125,000          549,500

       Convertible notes payable to a stockholder, with interest
          at 15%. The note is guaranteed by two officers and
          shareholders and is convertible into 100,000 shares of
          Rockport Healthcare Group, Inc. common stock at any
          time before November 2000. The Company issued 150,000
          shares of its common stock in connection with these
          notes.                                                               200,000          100,000

                            ROCKPORT HEALTHCARE GROUP, INC.
                      (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       NOTES PAYABLE  (continued)

         Convertible notes payable to a stockholder, due in monthly installments of $26,725, with 18% interest, due January 2001. The note is collateralized by all Company assets and is convertible into 300,000 shares of Rockport Healthcare Group, Inc. common stock at any time before January 2001. The Company issued 300,000 shares of common stock in connection with these notes.

                                                                               181,905          300,000
                                                                        --------------    -------------

         Total                                                          $      518,165    $     978,036
                                                                        ==============    =============


         On March 31, 2000, $734,500 of advances due under a note to a stockholder, plus accrued interest of $19,966, was converted into 1,005,955 shares of the Company's common stock.


4.       LEASES

         The Company's subsidiary has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under noncancellable leases with terms in excess of one year are as follows:



             Years Ending March 31,
             ----------------------
                    2001                                    $     174,083
                    2002                                          225,428
                    2003                                          227,776
                    2004                                          232,710
                    2005                                          230,668
                                                            -------------
                             Total                          $   1,090,665
                                                            =============


5.       ACQUISITIONS

         On September 19, 1999, the Company acquired Primary Provider Management Company, Inc. ("PPMC"), a preferred provider organization in San Antonio, Texas, for 37,500 shares of the Company's stock plus a 10% commission on revenue generated from the healthcare provider contracts acquired. The acquisition was accounted for under the purchase method of accounting. The Company's stock was valued at $1 per share, and the assets acquired, consisting of provider contracts, are being amortized over a ten-year period.

                            ROCKPORT HEALTHCARE GROUP, INC.
                      (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       ACQUISITIONS  (continued)

         On September 14, 1998, Rockport Community Network, Inc., a wholly owned subsidiary of the Company, acquired 100% of the membership interests of Newton Healthcare Network, LLC ("Newton"), a Texas limited liability company, for 100,000 shares of the Company's restricted common stock. A company, owned by a Director of the Company, owned 85% of the membership interest and received a 2% overriding royalty interest on the gross revenues of Newton and Rockport Community Network, Inc. The acquisition has been accounted for on the purchase method of accounting. Newton had $151 of cash and no other assets or liabilities on the date of acquisition other than healthcare provider contracts. An intangible asset representing the estimated fair value of the provider contracts acquired was recorded in the amount of $99,849 and is being amortized on the straight-line method over a 20-year period.


6.       REVERSE ACQUISITION BY ROCKPORT

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


7.       CONTINGENT LIABILITIES

         One of the Company's subsidiaries has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at $200 per share and is redeemable out of future cash flows of the Company.

         The Company has entered into a consulting agreement with an individual, effective April 1, 2000, that provides for monthly payments of $12,500 plus 2% of the Company's gross revenues. The agreement expires on March 31, 2001.


8.       STOCK WARRANTS

         During the fiscal year ended March 31, 2000, the Company sold warrants to purchase common stock of the Company at any time until September 1, 2002 for $1.75 a share. The warrants were sold for $.25 per share. Total proceeds from the sale of the warrants amounted to $17,532.


9.       RELATED PARTY TRANSACTIONS

         The Company incurred management fees to various shareholders and directors in the amount of $182,500 for the year end March 31, 2000.

         See Note 3 for a discussion of financing provided by related parties.

                            ROCKPORT HEALTHCARE GROUP, INC.
                      (FORMERLY KNOWN AS PROTOKOPOS CORPORATION)


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      GOING CONCERN

         The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has incurred an accumulated net loss of $4,093,588 and has negative working capital of $713,516 as of March 31, 2000. This matter raises substantial doubt about the Company's ability to continue as a going concern.

         The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and converting employee and director debt to common stock of the Company. Should the Company not be able to raise the necessary funding to implement its business plan, the Company may not be able to continue as a going concern.


11.      INCOME TAXES

         The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 1999 and 2000, is as follows:



                                                                March 31,
                                                   ------------------------------------
                                                         2000                 1999
                                                   ----------------     ---------------
    Net operating loss carryforwards               $     1,209,000      $       482,000
    Valuation allowance                                 (1,209,000)            (482,000)
                                                   ---------------      ---------------
             Net deferred tax asset                $             -      $             -
                                                   ===============      ===============


         The increase in the valuation allowance during fiscal 2000 of $727,000 is the result of additional losses incurred during the year.

         As of March 31, 2000, Rockport Healthcare Group, Inc. has net operating loss carryforwards of approximately $3,224,000 which begin to expire in 2009. Future utilization of the net operating loss carryforwards may be limited by changes in the ownership of Rockport Healthcare Group, Inc. under section 382 of the Internal Revenue Code.

         The difference between the actual income benefit of zero for fiscal years 1999 and 2000 and the expected benefit using the statutory income tax rate of 34% results from the 100% valuation allowance on Rockport Healthcare Group Inc.'s net operating loss deferred tax asset at each year end.


12.      SIGNIFICANT CONCENTRATION

         Two customers accounted for approximately 52% and 24% of sales for the year ended March 31, 2000 and for approximately 37% and 40% of accounts receivable at March 31, 2000.