Form 10QSB
period 2000-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2000-08-09
CIK 919606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                  33-0611497
--------------------------------       --------------------------------------
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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of July 22, 2000, there were outstanding 7,150,127 shares of common stock, $.001 per value per share.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [  ]
NO [X]

                         ROCKPORT HEALTHCARE GROUP, INC.


                                      INDEX


PART 1      FINANCIAL INFORMATION

                                                                                PAGE NO.
                                                                                --------
            Item 1.       Consolidated Balance Sheets                              3
                          June 30, 2000 (unaudited) and March 31, 2000

                          Consolidated Statements of Operations (unaudited)        5
                          Three Months Ended June 30, 2000 and 1999

                          Consolidated Statement of Changes in Shareholders'       6
                            Deficit
                          Year Ended March 31, 2000 and Three Months Ended
                            June 30, 2000 (unaudited)

                          Statement of Cash Flows (unaudited)                      7
                          Three Months Ended June 30, 2000 and 1999

                          Notes to Unaudited Consolidated Financial Statements     8

            Item 2.       Management's Discussion and Analysis of Financial       14
                            Condition and Results of Operations

PART 2      OTHER INFORMATION

            Item 1.       Legal Proceedings                                       18

            Item 2.       Changes in Securities                                   18

            Item 3.       Defaults Upon Senior Securities                         18

            Item 4.       Submission of Matter to a Vote of Security Holders      18

            Item 5.       Other Information                                       18

            Item 6.       Exhibits and Reports on Form 8-K                        18


                          PART 1 FINANCIAL INFORMATION

                  ITEM 1.


                         ROCKPORT HEALTHCARE GROUP, INC.


                           CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30,         MARCH 31,
                                                                                  2000              2000
                                                                            ----------------  ---------------
                                                                               (UNAUDITED)
                                                ASSETS
                                                ------
Current Assets:
      Cash                                                                   $         88,512  $       133,258
      Account receivables, no allowance for doubtful accounts                         214,067          100,716
      Prepaid expenses                                                                    496              980
                                                                             ----------------  ---------------
                 Total current assets                                                 303,075          234,954
                                                                             ----------------  ---------------

Property, Plant and Equipment:
      Office furniture and equipment                                                   38,173           37,729
      Computer equipment and software                                                  72,778           65,025
      Telephone equipment                                                              15,735           15,734
                                                                             ----------------  ---------------
                                                                                      126,686          118,488
      Less accumulated depreciation                                                   (46,409)         (40,558)
                                                                             ----------------  ---------------
                 Net property, plant and equipment                                     80,277           77,930
                                                                             ----------------  ---------------

Other Assets:
      Deposits                                                                          9,036            9,038
      Accounts receivable, other                                                      109,250           81,250
      Capitalized loan costs, net                                                       8,333           33,333
      Intangible assets, net                                                          123,307          126,739
                                                                             ----------------  ---------------
                 Total other assets                                                   249,926          250,360
                                                                             ----------------  ---------------

                                                                             $        633,278  $       563,244
                                                                             ================  ===============


     See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,         MARCH 31,
                                                                                            2000              2000
                                                                                       ----------------  ---------------
                                                                                         (UNAUDITED)
                                LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
      Notes payable                                                                    $       402,843   $      518,165
      Accounts payable                                                                         106,716           84,788
      Due to shareholders, directors, officers, and employee                                   129,726           66,994
      Payroll tax payable                                                                       85,242          120,913
      Other current liabilities                                                                159,698          157,610
                                                                                       ---------------   --------------
                  Total liabilities                                                            884,225          948,470
                                                                                       ---------------   --------------

Commitments and Contingencies (Notes 4 and 7)

Shareholders'  Deficit:
      Preferred stock, $.001 par value, 1,000,000 shares authorized,
           None issued                                                                               -                -
      Common stock, $.001 par value, 20,000,000 shares authorized,
           7,010,127 and 6,210,127 shares issued and outstanding
           at June 30, 2000 and March 31, 2000, respectively                                     7,011            6,210
      Additional paid in capital                                                             4,283,820        3,684,620
      Retained deficit                                                                      (4,559,310)      (4,093,588)
      Stock warrants                                                                            17,532           17,532
                                                                                       ---------------   --------------
                 Total shareholders' deficit                                                  (250,947)        (385,226)
                                                                                       ---------------   --------------

                                                                                       $       633,278   $      563,244
                                                                                       ===============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS
                                                                     ENDED JUNE 30,
                                                                 2000               1999
                                                            ----------------    -------------
Revenue                                                     $       175,720     $     28,339
Less cost of sales                                                   43,400            6,847
                                                            ---------------     ------------
         Gross profit                                               132,320           21,492
Operating Expenses:
         General and administrative                                 538,527          389,392
         Depreciation and amortization                               34,285          124,161
                                                            ---------------     ------------
                                                                    572,812          513,553
                                                            ---------------     ------------
Loss Before Interest Expense                                       (440,492)        (492,061)
         Interest expense                                           (25,231)          (9,816)
                                                            ---------------     ------------

Net Loss                                                    $      (465,723)    $   (501,877)
                                                            ===============     ============

Net Loss Per Share                                          $         (0.07)    $       (.14)
                                                            ===============     ============

Weighted Average Number of Shares
         Outstanding                                              6,227,110        3,706,168


     See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
         YEAR ENDED MARCH 31, 2000 AND THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                  COMMON STOCK             ADDITIONAL
                                              STOCK         -------------------------       PAID IN         ACCUMULATED
                                          SUBSCRIPTIONS        SHARES       AMOUNT          CAPITAL           DEFICIT
                                         ----------------   ------------  ------------  ---------------  ------------------
Balances March 31, 1999                  $    (1,086,487)      4,937,169  $      4,938   $    2,924,802   $      (2,115,107)
Common stock issued for cash                                     527,618           527          691,684
Stock issued for subscriptions
Stock issued for services                                         66,710            66          117,122
Stock issued in connection with loans                             50,000            50           99,950
Stock issued for an acquisition                                   37,500            38           37,462
Debt converted to equity                                       1,032,530         1,032          760,043
Stock warrants sold
Reduction of stock subscription
  receivable to amounts collected                920,400        (441,400)         (441)        (940,959)
Collection of stock subscriptions                166,087                                         (5,484)
Net loss                                                                                                         (1,978,481)
                                         ----------------   ------------  ------------  ---------------  ------------------
Balances March 31, 2000                                0       6,210,127         6,210        3,684,620          (4,093,588)
                                         ----------------    -----------  ------------  ---------------  ------------------
Common stock issued for cash                                     161,360           162          120,859
Debt converted to equity                                         638,640           639          478,341
Net loss                                                                                                           (465,723)
                                         ----------------    -----------  ------------  ---------------  ------------------
Balances June 30, 2000                   $             0       7,010,127  $      7,011   $    4,283,820   $      (4,559,310)
                                         ================   ============  ============  ===============  ==================


                                             STOCK             TOTAL
                                            WARRANTS       SHAREHOLDERS'
                                              SOLD            EQUITY
                                         -------------- -----------------
Balances March 31, 1999                  $           -  $        (271,854)
Common stock issued for cash                                      692,211
Stock issued for subscriptions                                          -
Stock issued for services                                         117,188
Stock issued in connection with loans                             100,000
Stock issued for an acquisition                                    37,500
Debt converted to equity                                          761,075
Stock warrants sold                             17,532             17,532
Reduction of stock subscription
  receivable to amounts collected                                 (21,000)
Collection of stock subscriptions                                 160,603
Net loss                                                       (1,978,481)
                                         -------------- -----------------
Balances March 31, 2000                         17,532           (385,226)
                                         -------------- -----------------
Common stock issued for cash                                      121,021
Debt converted to equity                                          478,980
Net loss                                                         (465,723)
                                         -------------- -----------------
Balances June 30, 2000                   $      17,532  $        (250,947)
                                         ============== =================

     See accompanying notes to unaudited consolidated finanacial statements

                         ROCKPORT HEALTHCARE GROUP, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                  FOR THE THREE MONTHS
                                                                     ENDED JUNE 30,
                                                                 2000               1999
                                                           ---------------     --------------
Operating Activities:
      Net Loss                                             $      (465,723)    $     (501,877)
      Adjustments to reconcile net loss to
         cash used in operating activities:
         Depreciation                                                5,851              4,994
         Amortization of loan costs                                 25,000            119,167
         Writeoff of organization costs                                750                  -
         Amortization of intangible assets                           3,434                  -
         Changes in assets and liabilities:
            Accounts payable                                        21,928              7,404
            Accrued expenses                                         2,089             34,705
            Other assets                                                 -               (630)
            Other current liabilities                              (43,936)             5,438
            Accounts receivable - trade                           (113,352)           (23,833)
            Prepaid expenses                                           484                514
                                                           ---------------     --------------
Cash Used in Operating Activities                                 (563,476)          (354,118)
                                                           ---------------     --------------

Financing Activities:
      Proceeds from sale of stock                                  120,859            263,002
      Conversion of debt                                           478,341                  -
      Proceeds from notes payable                                   75,000             61,724
      Repayments of notes payable                                 (189,522)                 -
      Loans from shareholders                                       71,000             19,493
                                                           ---------------     --------------
Cash Provided by Financing Activities                              555,678            344,219
                                                           ---------------     --------------

Investing Activities:
     Purchase of fixed assets                                       (8,198)            (1,749)
     Investment and advances to Elite Data Services                (28,000)                 -
     Other                                                            (750)                 -
                                                           ---------------     --------------

Cash Used in Investing Activities                                  (36,948)            (1,749)
                                                           ---------------     --------------

Net Increase (Decrease) in Cash                                    (44,746)           (11,648)
Cash and Cash Equivalents, beginning                               133,258             17,320
                                                           ---------------     --------------

Cash and Cash Equivalents, end of period                   $        88,512     $        5,672
                                                           ===============     ==============

Non-Cash Transaction:
      Stock issued to convert debt to equity               $       478,341     $            -
                                                           ===============     ==============

g

                         ROCKPORT HEALTHCARE GROUP, INC.

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         STATEMENT OF INFORMATION FURNISHED

         The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three month period ended June 30, 2000 and 1999 and cash flows for the three months ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

         The accompanying unaudited consolidated financial statements should be read in conjuction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

         Reclassifications - Amounts in prior years' financial statements are reclassified as necessary to conform with the current year's presentation.

         BUSINESS

         Rockport Healthcare Group, Inc., a Delaware corporation, formerly Protokopos Corporation, was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. ("Rockport"). For accounting purposes, the acquisition has been treated as a reverse acquisition of the Company by Rockport (see Note 6, "Reverse Acquisition by Rockport"). The capital section of the Company was restated to reflect the reverse merger.

         The Company was established as a holding company to develop and/or acquire business entities that deliver comprehensive, integrated products and/or services to targeted healthcare populations. These products and services include, but are not limited to, medical healthcare networks for work illnesses and injuries, individual and group medical networks for accidents and illnesses, medical networks for catastrophic illnesses and injuries and access to national medical, dental, prescription, chiropractic and vision networks via private label or retail medical access savings cards. The goal of the Company is to develop and deliver high value, quality healthcare services and programs that create provider and customer satisfaction as well as result in appropriate financial return to investors in the Company.

         The Company had the following wholly owned subsidiaries as of June 30, 2000:

                  Rockport Advanced Care, Inc.
                  Rockport Community Network, Inc.
                  Rockport Group of Texas, Inc.
                  Rockport Occupational Network, Inc.

                  Rockport Preferred, Inc.
                  Newton Healthcare Network, LLC
                  Rockport Administrative Services, Inc.

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

         LOAN FEES

         Loan fees, representing stock issued valued at fair market value, amounted to $500,000. These loan fees were incurred to obtain financing and are being amortized using the interest yield method over the term of the related notes payable. Accumulated amortization aggregated $491,667 and $466,667 at June 30, 2000 and March 31, 2000, respectively.

         PROVIDER CONTRACTS

         Amounts paid for healthcare provider contracts are amortized to expense on the straight-line method over the estimated life of the contracts of 10 to 20 years.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investment in foreign subsidiaries, changes in market value of certain investments in securities, and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net loss for the three months ended June 30, 2000 and the year ended March 31, 2000.

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

2.       STOCK SUBSCRIPTION RECEIVABLE

         The Company had a stock subscription receivable as of March 31, 1999 due from a third party. Of the original amount subscribed, $160,603 was collected during the year ended March 31, 2000. The balance of the receivable was eliminated by canceling the stock originally issued as of March 31, 2000.

3.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                           June 30,        March 31,
                                                                       --------------------------------
                                                                            2000             2000
                                                                       ---------------   --------------
       Unsecured note payable to a stockholder, due in monthly
          installments of $2,842, with interest at 8%.                  $       2,843    $      11,260

       Unsecured note payable to a stockholder, with interest at
          8%.  The note matures in December 2001 and is payable
          on demand.                                                          200,000          125,000

       Convertible notes payable to a stockholder, with interest
          payable monthly at 15%. The note is guaranteed by two
          officers and shareholders and is convertible into
          150,000 shares of Rockport Healthcare Group, Inc.
          common stock at any time before November 2000, the due
          date. The Company issued 150,000 shares of its common
          stock in connection with these notes.                               200,000          200,000

       Convertible notes payable to a stockholder, due in
          monthly installments of $26,725, with 18% interest,
          due January 2001. These notes were collateralized by
          all Company assets and were convertible into 300,000
          shares of Rockport Healthcare Group, Inc. common stock
          at any time before January 2001. The Company issued
          300,000 shares of common stock in connection with
          these notes.                                                              -          181,905
                                                                       --------------    -------------
       Total                                                            $     402,843    $     518,165
                                                                       ==============    =============

         On June 29, 2000, $300,000 of advances due under a note due to a shareholder and $178,979 principle and interest due on the convertible notes payable due to another shareholder were converted into 638,640 shares of the Company's common stock.

4.       LEASES

         The Company's subsidiary has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under noncancellable leases with terms in excess of one year are as follows:

YEARS ENDING MARCH 31,
----------------------
         2001                                    $     135,295
         2002                                          225,428
         2003                                          227,776
         2004                                          232,710
         2005                                          230,668
                                                 -------------
                  Total                          $   1,051,877
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

7.       CONTINGENT LIABILITIES

         One of the Company's subsidiaries has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the holder at $200 per share and is redeemable out of future cash flows of the Company.

         The Company entered into a consulting agreement with an individual, effective April 1, 2000, that provides for monthly payments of $12,500 plus 2% of the Company's gross revenues. The agreement expires on March 31, 2001.

8.       STOCK WARRANTS

         During the fiscal year ended March 31, 2000, the Company sold warrants to purchase common stock of the Company at any time until September 1, 2002 for $1.75 a share. The warrants were sold for $.25 per share. Total proceeds from the sale of the warrants amounted to $17,532.

9.       RELATED PARTY TRANSACTIONS

         The Company incurred management fees to various shareholders and directors in the amount of $182,500 for the year ended March 31, 2000. No management fees were incurred during the three months ended June 30, 2000.

         See Note 3 for a discussion of financing provided by related parties.

10.      GOING CONCERN

         The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has incurred an accumulated net loss of $4,559,310 and has negative working capital of $581,150 as of June 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and converting employee and director debt to common stock of the Company. Although management believes the funding necessary to implement its business plan will be obtained, should the Company not be able to raise such funding, the Company may not be able to continue as a going concern.

11.      INCOME TAXES

         The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2000 and 1999, are as follows:

                                                                                       March 31,
                                                                          -------------------------------------
                                                                               2000                 1999
                                                                          ----------------     ----------------
    Net operating loss carryforwards                                       $    1,209,000      $       482,000
    Valuation allowance                                                        (1,209,000)            (482,000)
                                                                          ---------------      ---------------
             Net deferred tax asset                                        $            -      $             -
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

         The difference between the actual income benefit of zero for fiscal years 2000 and 1999 and the expected benefit using the statutory income tax rate of 34% results from the 100% valuation allowance on Rockport Healthcare Group Inc.'s net operating loss deferred tax asset at each year end.

         FORWARD LOOKING STATEMENTS

         This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including but not limited to: the Company's ability to forge satisfactory relationships with healthcare providers and employers and enroll sufficient numbers of employees of contracting employers to utilize the Company's services; continued efforts to control healthcare costs; potential regulatory intervention if the Company fails to comply with regulatory requirements; proposed future efforts to control administrative costs; future health care and administrative costs, future provider network, future provider utilization rates, future service performance and other operations matters; future government regulation and relations and the future of the health care industry; the ability of the Company to price its products competitively; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional providers; changes in economic conditions; demand for the Company's products; and changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying any such forward-looking statements.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         PLAN OF OPERATION - GENERAL

         Rockport Healthcare Group, Inc. (the "Company" or "Rockport") is a managed healthcare company that offers its proprietary network of healthcare providers of services and products to its clients for the benefit of employees with work related illnesses and injuries. Rockport's clients are primarily employers, insurance companys and companies that provide administrative services to employers and insurance companies. In addition to medical healthcare networks for work related illnesses and injuries, Rockport will offer individual and group medical networks for accidents and illnesses, medical networks for catastrophic illnesses and injuries, and access to national medical, dental, prescription, chiropractic and vision networks via private label or retail medical access savings cards.

         The Company's products and services are designed to reduce medical costs while maintaining high quality medical care. The Company establishes proprietary networks of contracted healthcare providers who agree to provide healthcare products and services for fees which are less than the state mandated fee under workers compensation laws and regulations and/or below usual and customary fees. Rockport contracts with employers and insurance companies, or those companies servicing these groups, to provide access to these networks primarily for the benefit of their employees with work related illnesses and injuries. When employees use the Company's network of healthcare product and service providers, the Company earns fees equal to a percentage of the savings realized by the employer or insurance company. These fees constitute the majority of the Company's revenue. The proprietary networks are referred to as Preferred Provider Organizations ("PPO's") or Exclusive Provider Organizations ("EPO's"). The Provider Network is marketed to third party administrators, managed care organizations, insurers, case and utilization management companies, self-funded employers, and other similar organizations. Currently, the Company provides the Provider Network primarily in the area of work related illnesses and injuries.

         The healthcare providers selected by the Company for its Provider Networks are selected on the basis of their clinical qualifications and their adherence to the standards of care and service developed by the Company. The Company ensures that the providers are geographically appropriate, accessible and consumer friendly.

         The Company has increased the number of providers that are a part of its Provider Network. In 1999, the Company acquired a Texas PPO which had contracts with 65 hospitals and 8,000 providers. The Company has also negotiated access agreements with hospitals and providers in Arizona, California, Florida, Indiana, Louisiana, Nevada, Ohio, Oklahoma and Tennessee as part of its development plan to create a nationwide PPO network. Negotiations have begun with hospitals and providers in Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Virginia to add these states to the nationwide network. The Company has also entered into an agreement with a national PPO to be utilized in those states where the Company has not begun development of its own network.

         The Company, through its wholly owned subsidiary Rockport Preferred, Inc., offers customers the ability to obtain discounts on quality medical and healthcare services by purchasing its Medical Access Savings Card ("Card"). The Card offers customers a discount on healthcare services throughout the United States delivered by physicians, dentists, chiropractors, vision care providers, hearing providers and on prescriptions. Typically, the Card can provide users with an average 30% discount on vision, dental and chiropractic, and hearing health services and on prescriptions. The Company charges its customers an annual fee for the Card, based upon the particular types of services and products for which a discount is provided under the card. The appeal of the Card to employers is that while its employees enjoy a significant cost savings on healthcare services, the employer is provided with a simple solution for the administration of healthcare costs.

         The market potential for the Medical Access Savings Card is large. The Company estimates that there are 110 million individuals in the United States who are either uninsured or underinsured. These individuals could potentially benefit from the Card. The Company plans to offer the Card both as a retail product and as a product through private branding channels. With private branding, the Card can be custom tailored by the sponsor or endorser to provide specific programs and can contain branding identification of the sponsor or endorser.

         The Company also offers support services to other companies in the healthcare industry. For a fee, the Company provides companies in the heath care industry management information services, customer services, physician and facility referrals, contracting services (contracting providers and payors), credentialing services (credentialing providers), and re-pricing.

         DISCUSSION OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion and analysis of the Company's financial condition as of June 30, 2000 and the Company's results of operations for the three month periods ended June 30, 2000 and 1999 should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this report, and these unaudited consolidated financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on form 10-KSB for the year ended March 31, 2000.

Results of Operations - Three months ended June 30, 2000 and 1999

         REVENUE.

         Total revenue increased by $147,381, or 520%, from $28,339 in 1999 to $175,720 in 2000. Fees for the use of the healthcare provider network for work related illnesses and injuries increased 522% from $26,949 in 1999 to $167,528 in 2000.

         During the first fiscal quarter ended June 30, 2000 the Company has significantly increased its client base for its work related illnesses and injuries networks. Several new client contracts were signed and/or implemented during the three months ended June 30, 2000, including El Paso Independent School District, Mesquite Independent School District, Harris County, Dallas County, American Resources and the University of Texas. The Company has several significant contracts pending final negotiations and has begun discussions with several large insurance carriers. The Company has entered into an agreement with a national network of providers to provide national coverage while it continues to expand its workers' compensation networks in other states through contracting and acquisitions.

         The Company has developed a Medical Access Savings Card (the "Card"), which among other things, allows the holder of the Card the right to access national networks in the areas of physicians, dentists, providers of vision, hearing and chiropractic services; and receive the benefits of prescription discounts and a 24-hour nurse "hot-line". The Card was developed for those individuals who cannot afford medical insurance, are uninsurable or require a supplement to their current medical insurance plan. By accessing the networks provided by the Card, holders of the Cards obtain discounts from the healthcare providers in the network. Each holder of the Card pays an annual fee to the Company for the use of the card and the Company shares a portion of the fee with the networks accessed by the medical access savings card. In June, 2000, the Company entered into a marketing and sales agreement with a large third party administer based in Florida to sell the Card in Florida and Oklahoma.

         COST OF SALES.

         Cost of sales increased from $6,847 during 1999 to $43,400 in 2000. Cost of sales consist of fees incurred by the Company to access other healthcare networks and sales commissions and increase as revenue increases.

         OPERATING EXPENSES.

         Operating expenses increased by $59,259, or 12%, from $513,553 in 1999 to $572,812 in 2000. Incremental staffing and associated expenses to implement the Company's business plan were the primary reasons for the increase. The Company is currently in a position to experience a significant increase in revenue growth without a corresponding significant increase in associated expenses thereby adding to the profitability of the Company.

         INTEREST EXPENSE.

         Interest expense increased by $15,415, or 157%, from $9,816 in 1999 to $25,231 in 2000. This increase was a result of accrued interest payable on the loans received by the Company during 2000.

         LIQUIDITY AND CAPITAL RESOURCES

                  On August 27, 1999, the Company announced that it had finalized a financing of $2,000,000. The investment banking firm that had agreed to locate and secure the financing, however, was unable to do so on terms acceptable to the Company. Management believes that the Company's capital raising efforts have been delayed by generally unfavorable conditions in the equities markets which have prevailed for small capitalization issuers during the first half of 2000. Nevertheless, on June 29, 2000, $300,000 of the Company's indebtedness under a certain note held by a stockholder of the Company and $178,979 of principal and interest due on convertible notes were converted into an aggregate of 638,640 shares of Rockport common stock, and the Company sold an additional 161,360 shares of Rockport common stock to certain accredited investors for $121,021.

         The Company requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of shareholder and director debt to common stock of the Company. Should the Company not be able to raise the necessary funding to implement the Company's business plan, the Company would not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

         The Company is currently updating its business plan and financial projections with the intention of raising additional capital during its third fiscal quarter 2000. Although the Company has recently been working with another investment banking firm to raise $2,000,000 of capital, Rockport has received no assurances and has made no commitments at this time. The Company will continue to monitor market conditions and seek opportunities to raise capital on terms which management deems appropriate.

         OTHER DEVELOPMENTS

         In August 1999, the Company announced that its subsidiary, Rockport Preferred, Inc., had reached an agreement with a taxi cab company to sell its Medical Savings Card to the taxi company's 1,000 independent taxi drivers. Although the Company reached a preliminary agreement with the taxi company, it failed to obtain a definitive agreement concerning the sale of its medical savings card to this employer. In its August 1999 statement, the Company also reported that it had entered an agreement with a Michigan marketing group to offer its medical savings card to 17,000 residents of a community in Michigan. Management believes that this marketing group did not provide the expected level of marketing effort and, as a result, did not generate sales of the card. To date the Company has not had adequate capital resources available to fund an internal marketing effort sufficient to develop substantial sales of the Company's Medical Savings Card. As a result, sales of the Company's Passport Medical Savings card have been negligible to date. However, Rockport recently entered into a contract with a major third party administrator, Protegrity Services, Inc., to jointly market the card, and management believes that this relationship will provide the Company with an opportunity to widely market the Card to employer groups, primarily in Florida and Oklahoma.

         In the Fall of 1999, the Company made announcements concerning substantial new clients with hundreds of millions of dollars in paid medical bills annually which Rockport expected to result in over $4,000,000 in fee revenue to Rockport annually. Implementation of the Rockport system with these customers has been much slower than anticipated. With respect to the largest of those clients, substantial delays have resulted from the work required to reprogram the client's computers to reflect contracts with healthcare providers in Rockport's provider network. This client began to process bills from providers in Rockport's provider network in July 2000. The Company is also working to end delays with other customers referenced in the fall of 1999 announcements and to encourage widespread use of the Company's provider network by the employees of these customers.

         In August, 1999 the Company also announced that it had entered into an agreement to acquire a data services company. After further due diligence investigation in connection with the acquisition, the Company discovered that its systems would not interface as anticipated with those of the data service company and that the anticipated economic benefits would not result. Therefore, although the Company and the data services provider continue to work together on certain matters, the acquisition was not consummated and the Company does not plan to do so.

                           PART II. OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS - None

         Item 2. CHANGES IN SECURITIES - None

         Item 3. DEFAULTS UPON SENIOR SECURITIES - None

         Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

         Item 5. OTHER INFORMATION - None

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                  Ex 3.1 Certificate of Incorporation of Registrant, dated April 28th, 1992, as filed with the Secretary of State of Delaware on May 4th, 1992 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-2351)

                  Ex 3.2 Amendment to Certificate of Incorporation of Registrant, dated January 16, 1998, as filed with the Secretary of State of on January 16, 2000 (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8K/A, dated December 17, 1997, SEC File No. 0-23514).

                  Ex 3.3 Bylaws of Registrant, dated as of May 4, 1992 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)

                  Ex. 27 - Financial Data Schedule

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROCKPORT HEALTHCARE GROUP, INC.
                                    (Registrant)



                                    /s/ Larry K. Hinson
                                    ----------------------------------
August 9, 2000                      Larry K. Hinson
                                    Chief Financial and Accounting Officer
                                    (duly authorized officer)