Form 10QSB
period 2000-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2000-11-14
CIK 919606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Delaware                              33-0611497
--------------------------------------------- ----------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

             50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 621-9424
-------------------------------------------------------------------------------
                           (Issuer's telephone number)



         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

         As of November 10, 2000, there were outstanding 9,039,009 shares of common stock, $.001 per value per share.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES / / NO /X/

                         ROCKPORT HEALTHCARE GROUP, INC.
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2000

                                                                             Page No.
                                                                             --------
PART 1   FINANCIAL INFORMATION


         Item 1.     Financial Statements

                     Consolidated Balance Sheets                                 3
                      September 30, 2000 (unaudited) and March 31, 2000

                     Consolidated Statements of Operations (unaudited)           5
                      Three and Six Months Ended September 30, 2000 and
                      1999
                     Consolidated Statement of Changes in Shareholders'          6
                      Deficit (unaudited)
                      Six Months Ended September 30, 2000

                     Consolidated Statements of Cash Flows (unaudited)           7
                      Six Months Ended September 30, 2000 and 1999

                     Notes to Unaudited Consolidated Financial Statements        8

          Item 2.    Management's Discussion and Analysis of Results of         12
                      Operations and Financial Condition


PART 2    OTHER INFORMATION

          Item 1.    Legal Proceedings                                          17

          Item 2.    Changes in Securities and Use of Proceeds                  17

          Item 3.    Defaults Upon Senior Securities                            17

          Item 4.    Submission of Matters to a Vote of Security Holders        17

          Item 5.    Other Information                                          17

          Item 6.    Exhibits and Reports on Form 8-K                           17

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,           March 31,
                                                                                    2000                 2000
                                                                            -------------------------------------------
                                  ASSETS                                        (Unaudited)
Current assets:
    Cash                                                                              $   56,256            $  133,258
    Accounts receivable, no allowance for doubtful accounts                              176,674               100,716
    Prepaid expenses                                                                       1,606                   980
                                                                            -------------------------------------------
        Total current assets                                                             234,536               234,954
                                                                            -------------------------------------------
Property and equipment:
    Office furniture and equipment                                                        38,173                37,729
    Computer equipment and software                                                       78,351                65,025
    Telephone equipment                                                                   15,734                15,734
                                                                            -------------------------------------------
                                                                                         132,258               118,488
    Less accumulated depreciation                                                       (52,260)              (40,558)
                                                                            -------------------------------------------
        Net property and equipment                                                        79,998                77,930
                                                                            -------------------------------------------
Other assets:
    Deposits                                                                               9,038                 9,038
    Accounts receivable, other                                                           122,703                81,250
    Capitalized loan costs, net                                                               --                33,333
    Intangible assets, net                                                               119,869               126,739
                                                                            -------------------------------------------
        Total other assets                                                               251,610               250,360
                                                                            -------------------------------------------
Total assets                                                                          $  566,144            $  563,244
                                                                            ===========================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Notes payable to related parties                                                  $  325,000            $  518,165
    Accounts payable                                                                     107,391                84,788
    Due to shareholders, directors, officers and employees                               196,336                66,994
    Payroll taxes payable                                                                 45,167               120,913
    Other current liabilities                                                            203,967               157,610
                                                                            -------------------------------------------
        Total liabilities                                                                877,861               948,470
                                                                            -------------------------------------------
Commitments and contingencies (Note 4)
Shareholders' deficit:
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                             --                    --
    Common stock, $.001 par value, 20,000,000 shares authorized,
      7,798,937 and 6,210,127 shares issued and outstanding at
      September 30 and March 31, 2000, respectively                                        7,799                 6,210
    Additional paid-in capital                                                         4,628,649             3,702,152
    Accumulated deficit                                                              (4,948,165)           (4,093,588)
                                                                            -------------------------------------------
        Total shareholders' deficit                                                    (311,717)             (385,226)
                                                                            -------------------------------------------
Total liabilities and shareholders' deficit                                           $  566,144            $  563,244
                                                                            ===========================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the Three Months Ended               For the Six Months Ended
                                                   September 30,                         September 30,
                                              2000                1999               2000             1999
                                     ---------------------------------------    ---------------------------------
Revenue                                           $  224,428      $  61,855          $  400,148       $   90,194
Cost of sales                                         63,992         11,405             107,392           18,252
                                     ---------------------------------------    ---------------------------------
        Gross profit                                 160,436         50,450             292,756           71,942
                                     ---------------------------------------    ---------------------------------

Operating expenses:
  General and administrative
      expenses                                       523,371        417,378           1,061,898          806,770
   Depreciation and
      amortization                                    17,618        125,754              51,903          249,915
                                     ---------------------------------------    ---------------------------------
        Total operating expenses                     540,989        543,132           1,113,801        1,056,685
                                     ---------------------------------------    ---------------------------------
Net loss before interest expense
   and income taxes                                (380,553)      (492,682)           (821,045)        (984,743)
Interest expense                                       8,301         20,034              33,532           29,850
                                     ---------------------------------------    ---------------------------------
Net loss                                         $ (388,854)  $ (512,716)           $ (854,577)     $(1,014,593)
                                     =======================================    =================================

Net loss per share - basic and
    diluted                                          ($0.05)        ($0.10)             ($0.13)          ($0.20)
                                     =======================================    =================================

Weighted average number of
     common shares outstanding                     7,249,491      5,055,669           6,738,601        5,051,260
                                     =======================================    =================================



See Accompanying Notes to Unaudited Consolidated Financial Statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                       SIX MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                      Common Stock               Additional                             Total
                             -------------------------------      Paid-in         Accumulated      Shareholders'
                                  Shares          Amount          Capital           Deficit           Deficit
                             ---------------------------------------------------------------------------------------
Balances, March 31,
    2000                            6,210,127       $  6,210       $ 3,702,152     $ (4,093,588)       $  (385,226)
Stock issued for cash                 942,456            942           445,079                --            446,021
Debt converted to equity              638,640            639           478,341                --            478,980
Stock issued for services               7,714              8             3,077                --              3,085
Net loss                                   --             --                --         (854,577)          (854,577)
                             ---------------------------------------------------------------------------------------
Balances, September 30,
    2000                            7,798,937       $  7,799       $ 4,628,649     $ (4,948,165)       $  (311,717)
                             =======================================================================================



See Accompanying Notes to Unaudited Consolidated Financial Statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the Six Months Ended
                                                                                           September 30,
                                                                                     2000               1999
                                                                               --------------------------------------
Cash flows used by operating activities:
    Net loss                                                                        $ (854,577)        $ (1,014,593)
    Adjustments to reconcile net loss to cash flow used by operating activities:
        Depreciation                                                                     11,702                9,850
        Amortization                                                                     40,203              240,000
        Issuance of stock for services                                                    3,085               50,483
        Issuance of stock for accounts payable                                               --               26,575
        Changes in assets and liabilities:
            Accounts receivable - trade                                                (75,959)             (15,288)
            Prepaid expenses                                                              (626)                (892)
            Accounts payable                                                             22,603               13,110
            Accrued expenses and other                                                 (29,389)               39,242
                                                                               --------------------------------------
Cash used by operating activities                                                     (882,958)            (651,513)
                                                                               --------------------------------------

Investing activities:
    Purchase of fixed assets                                                           (13,770)              (4,305)
    Accounts receivable - other                                                        (41,453)             (22,000)
                                                                               --------------------------------------
Cash used by investing activities                                                      (55,223)             (26,305)
                                                                               --------------------------------------

Financing activities:
    Proceeds from sale of stock                                                         446,021              286,277
    Proceeds from stock subscription                                                         --               66,003
    Proceeds from notes payable                                                         375,000              200,000
    Repayments of notes payable                                                        (89,184)            (106,460)
    Loans from shareholder                                                              129,342              253,500
    Sale of stock warrants                                                                   --               13,348
                                                                               --------------------------------------
Cash provided by financing activities                                                   861,179              712,668
                                                                               --------------------------------------
Net increase (decrease) in cash                                                        (77,002)               34,850
Cash and cash equivalents, beginning of period                                          133,258               17,320
                                                                               --------------------------------------
Cash and cash equivalents, end of period                                             $   56,256           $   52,170
                                                                               ======================================

Non-cash transactions:
    Debt converted to equity                                                         $  478,980             $     --
                                                                               ======================================

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         STATEMENT OF INFORMATION FURNISHED

         The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three month and six month periods ended September 30, 2000 and 1999, and the cash flows for the six months ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

         Reclassifications - Amounts in prior period's financial statements have been reclassified as necessary to conform to the current period's presentation.

         BUSINESS

         Rockport Healthcare Group, Inc., a Delaware corporation, formerly Protokopos Corporation, was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. ("Rockport Texas"). For accounting purposes, the acquisition has been treated as a reverse acquisition of the Company by Rockport Texas. The capital section of the Company was restated to reflect the reverse merger.

         The Company was established as a holding company to develop and/or acquire business entities that deliver comprehensive, integrated products and/or services to targeted healthcare populations. These products and services include, but are not limited to, medical healthcare networks for occupational illnesses and injuries and access to national medical, dental, prescription, chiropractic and vision networks via private label or retail medical access savings cards. The goal of the Company is to develop and deliver high value, quality healthcare services and programs that create provider and customer satisfaction as well as result in appropriate financial return to investors in the Company.

         The Company had the following wholly owned subsidiaries as of September 30, 2000:

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

2.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                         September 30,     March 31,
                                                                             2000             2000
                                                                        ---------------   --------------
                                                                         (Unaudited)
       Unsecured note payable to a stockholder, due in monthly
          installments of $2,842, with interest at 8%.                  $           --    $      11,260

       Unsecured note payable to a director and stockholder,
          with interest at 8%.  The note matures in December
          2001 and is payable on demand.                                       125,000          125,000

       Convertible notes payable to a stockholder, with interest
          payable monthly at 15%.  The notes are guaranteed by
          two officers and shareholders and are convertible into
          150,000 shares of Rockport Healthcare Group, Inc.
          common stock at any time before redemption. The notes
          are currently due March 31, 2001.  The Company issued
          150,000 shares of its common stock in connection with
          these notes.                                                         200,000          200,000

       Convertible notes payable to a stockholder, due in
          monthly installments of $26,725, with 18% interest,
          due January 2001.  These notes were collateralized by
          all Company assets and were convertible into 300,000
          shares of Rockport Healthcare Group, Inc. common stock
          at any time before January 2001.  The stockholder
          exercised the convertibility feature of the note, and
          the Company issued 300,000 shares of common stock in
          connection therewith on June 29, 2000.                                    --          181,905
                                                                        --------------    -------------
       Total                                                            $      325,000    $     518,165
                                                                        ==============    =============

         On June 29, 2000, $300,000 of advances due under a note due to a shareholder and $178,980 principle and interest due on the convertible notes payable due to another shareholder were converted into 638,640 shares of the Company's restricted common stock.

3.       ACCOUNTS RECEIVABLE - OTHER

         The Company has been advancing operating capital to one of its vendors which performs services for the Company's clients. The advances are expected to be offset by future services to the Company.

4.       CONTINGENT LIABILITIES

         One of the Company's subsidiaries, Rockport Texas, has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the holder at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the reverse merger.

         The Company entered into a consulting agreement with a director of the Company, effective April 1, 2000, that provides for monthly payments of $12,500 plus 2% of the Company's gross revenues. The agreement expires on March 31, 2001.

         Prior to September 30, 2000, the Company settled a dispute with a former business associate. In exchange for this former business associate's release of all claims against the Company, the Company agreed to pay the former business associate the sum of $60,000 in cash over a one-year period and issue to him 100,000 shares of the Company's common stock.

5.       STOCK WARRANTS

         During the fiscal year ended March 31, 2000, the Company sold warrants to purchase restricted common stock of the Company at any time until September 1, 2002 for $1.75 a share. The warrants were sold for $.25 per share. Total proceeds from the sale of the warrants amounted to $17,532. No warrants have been exercised as of September 30, 2000.

6.       RELATED PARTY TRANSACTIONS

         The Company incurred management fees to various shareholders and directors in the amount of $182,500 for the year ended March 31, 2000, and consulting fees to a director in the amount of $75,000 during the six months ended September 30, 2000, as more fully described in Note 4.

         See Note 2 for a discussion of financing provided by related parties.

7.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated net loss of $4,948,165 and has negative working capital of $643,325 as of September 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

8.       INCOME TAXES

         The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2000 and 1999, are as follows:

                                                                                        March 31,
                                                                           -------------------------------------
                                                                                2000                 1999
                                                                           ----------------     ----------------
    Net operating loss carryforwards                                       $     1,952,000      $       482,000
    Valuation allowance                                                         (1,952,000)            (482,000)
                                                                           ---------------      ---------------
             Net deferred tax asset                                        $             -      $             -
                                                                           ===============      ===============

         The increase in the valuation allowance during fiscal 2000 of $1,470,000 is the result of additional losses incurred during the year.

         As of March 31, 2000, the Company has net operating loss carryforwards of approximately $2,989,000, which begin to expire in 2009. Future utilization of the net operating loss carryforwards may be limited by changes in the ownership of the Company under Section 382 of the Internal Revenue Code.

         The difference between the actual income benefit of zero for fiscal years 2000 and 1999 and the expected benefit using the statutory income tax rate of 34% results from the 100% valuation allowance on the Company's net operating loss deferred tax asset at each year end.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

         This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning the Company's expected growth. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including but not limited to: the Company's ability to forge satisfactory relationships with healthcare providers and employers and enroll sufficient numbers of employees of contracting employers to utilize the Company's services; continued efforts to control healthcare costs; potential regulatory intervention if the Company fails to comply with regulatory requirements; proposed future efforts to control administrative costs, future healthcare and administrative costs, future provider network, future provider utilization rates, future service performance and other operations matters; future government regulations and the future of the healthcare industry; the ability of the Company to price its products competitively; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional providers; changes in economic conditions; demand for the Company's products; and changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by or underlying such forward-looking statements.

         THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF SEPTEMBER 30, 2000, AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999, SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2000.

OVERVIEW

         Rockport Healthcare Group, Inc. is a healthcare services company that offers its proprietary network of healthcare products and service providers, primarily to large employers and insurance companies for the benefit of employees with occupational injuries and illnesses. The Company also offers access to national medical, dental, prescription, chiropractic, hearing and vision networks via private label or retail medical access savings cards.

         The Company's products and services are designed to reduce medical costs while maintaining high quality medical care. The Company establishes proprietary networks of contracted healthcare providers who agree to provide healthcare products and services for fees which are less than the state mandated fee under workers' compensation laws and regulations. The Company contracts with employers and insurance companies to provide to employees and insured persons access to these networks primarily for the benefit of their employees with occupational illnesses and injuries. When employees with occupational injuries and illnesses use the Company's network of healthcare product and service providers, the Company earns fees equal to a percentage of the savings realized by the employer or insurance company. These fees constitute the majority of the Company's revenue. The proprietary networks are referred to as preferred provider organizations ("PPO's") or exclusive provider organizations ("EPO's"). The Company's provider networks are marketed to third party administrators, managed care organizations, insurers, case and utilization management companies, self-insured employers and other similar organizations. Currently, the Company provides provider networks through its wholly owned subsidiary, Rockport Community Network, Inc., primarily in the area of occupational illnesses and injuries.

         The Company has increased the number of providers that are a part of its provider networks. In 1998, the Company acquired a Texas PPO which had contracts with 65 hospitals and 8,000 providers. The Company has also negotiated agreements with hospitals and providers in Arizona, California, Florida, Indiana, Louisiana, Nevada, Ohio, Oklahoma and Tennessee as part of its development plan to create a nation-wide PPO network. The Company has also entered into an agreement with a national PPO to be utilized in those states where the Company has not begun development of its own network.

         The Company, through its wholly owned subsidiary Rockport Preferred, Inc., offers customers the ability to obtain discounts on quality medical and healthcare services by purchasing its Medical Access Savings Card (the "Passport Card"). The Passport Card offers customers a discount on healthcare services throughout the United States delivered by physicians, dentists, chiropractors, vision care providers, hearing providers and a discount on prescriptions. The Passport Card can provide users with significant discounts on vision, dental, chiropractic, and hearing health services and on prescriptions as well as a 24-hour nurse advisory service. The Company charges its customers an annual fee for the Passport Card, based upon the particular types of services and products for which a discount is provided under the Passport Card. The appeal of the Passport Card to employers is that while its employees enjoy a significant cost savings on healthcare services, the employer is provided with a simple solution for the administration of healthcare costs. The Passport Card is available nation-wide, except for California where this type of medical access savings card is not permitted under state law.

         The Company' believes that the potential market for the Passport Card is large. The Company estimates that there are 110 million individuals in the United States who are either uninsured, under-insured or uninsurable, many of whom could save money on their medical expenses by using the Passport Card. The Company plans to market the Passport Card directly as a retail product and through resellers through private branding. Resellers, by private branding the Passport Card, can custom tailor the Passport Card to provide specific programs to their customers. Further, the Reseller has the additional benefit of brand identification by private branding the Passport Card.

         An additional product of the Company is the provision of consulting and other services to other companies in the healthcare industry. The Company offers other entities in the healthcare industry consulting and other services with respect to management information systems, customer service, physician and facility referrals, contracting (providers and payors), credentialing (providers) and re-pricing.

DISCUSSION OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUE. The largest source of the Company's revenue is fees it receives from employers and insurance companies whose employees and insured access and utilize the Company's provider networks. The fees are based on a percentage of the cost savings realized by the customers who use the Company's provider networks. The Company's total revenue increased by $309,954, or 344%, from $90,194 during the six months ended September 30, 1999, to $400,148 during the six months ended September 30, 2000. The increase in revenue is attributable to the increased use of the Company's provider network by customers and the expansion of the Company's customer base. Of the Company's revenue for the current six-month period, 96% was earned from customers' use of the Company's provider networks. With respect to the source of the Company's revenue, the Company's three largest customers are the source of 66% of the Company's revenue.

         During the six months ended September 30, 2000, the Company significantly increased its client base for its occupational illnesses and injuries networks. Seven new customer contracts were signed and/or implemented during the six month period ended September 30, 2000. The Company has entered into an agreement with a national network of providers to provide national coverage in the areas where the Company does not have its own networks while it continues to expand its own workers' compensation networks in other states through contracting with providers of healthcare services and through acquisitions of existing networks.

         COST OF SALES. Cost of sales increased from $18,252 during the six months ended September 30, 1999, to $107,392 during the six months ended September 30, 2000. The Company's cost of sales consist primarily of fees paid for sales commissions to sales personnel and fees paid for access to third party provider networks where the Company does not have its own network. Sales commissions paid by the company are based on a percentage of revenue billed and collected . Fees for access to third party provider networks are based on a percentage of the Company's revenues from using such network, and may range from 25% to 40% of the revenue billed and collected with respect to usage of such third party network.

         For the six-month period ended September 30, 2000, $31,965 was earned by directors of the Company. A marketing and sales agreement with two individuals provides for a quarterly bonus payable in stock of the Company. The Company issued 7,714 shares of its common stock on September 30, 2000, for this bonus. Cost of sales will increase as revenue increases.

         The Company utilizes its own personnel to develop its provider networks. The Company currently has significant provider networks in Texas. The Company intends to expand its own provider networks in other areas of the country in conjunction with the expansion of its customer base. By establishing its own networks, the Company can avoid paying network access fees to access third party networks, and thereby reduce the Company's cost of sales. Costs associated with developing the Company's networks are charged to expense when incurred and are included in general and administrative expenses.

         GROSS PROFIT. The Company's gross profit increased by $220,814, or 307%, from $71,942 during the six months ended September 30, 1999, to $292,756 during the six months ended September 30, 2000. Gross profit as a percentage of sales decreased from 80% for the six months ended September 30, 1999 to 73% during the six months ended September 30, 2000. The increase in gross profit was attributable to the increase in sales. The decrease in gross profit as a percentage of sales was attributable to an increase in the amounts paid by the Company with respect to sales commissions and access fees for third party provider networks.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $255,128, or 32%, from $806,770 during the six months ended September 30, 1999, to $1,061,898 during the six months ended September 30, 2000. Incremental staffing and associated expenses to enable the Company to implement its business plan were the primary source for the increase in general and administrative expenses. The Company has added personnel during 2000 to develop its provider networks, design and develop its management information systems, handle its customer services and provide for the administration of the Company. As a result of this increased staffing, the Company has increased its processing capabilities and believes that the Company is well positioned to continue its recent growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $198,012, or 382%, from $249,915 during the six months ended September 30, 1999, to $51,903 during the six months ended September 30, 2000. This decrease is attributable to the amortization of stock issued in association with loans obtained by the Company.

         INTEREST EXPENSE. Interest expense increased by $3,682, or 12%, from $29,850 for the six months ended September 30, 1999, to $33,532 for the six months ended September 30, 2000. This increase in interest expense is attributable to interest payable on loans obtained by the Company during 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt to common stock. Through September 30, 2000, the current directors of the Company, or companies controlled by them, have invested or advanced $2,671,651 in or to the Company. The Company believes that two directors have the financial means, should they so elect, to fund the operations of the Company until such time as the Company achieves positive cash flow from operations.

         On June 29, 2000, the Company converted a total of $478,980 in debt it owed to two of its directors ($300,000 and $178,980) into 638,640 shares of its common stock. Recently, the Company sold 200,000 shares of its common stock to a director for $100,000 and then converted a debt of $100,000 owed to another director into 200,000 shares of the Company's common stock. These same two directors have committed to purchase an additional $250,000 each of common stock of the Company to fund its operations for the next three-month period. The first such purchase of stock by the Directors occurred on September 13 and 14, 2000, when such directors purchased 381,096 shares of common stock for $125,000.

         The Company has experienced significant revenue growth from the utilization of its occupational injuries and illnesses networks, and expects this growth to continue during the following year. Revenue has increased 344% from $90,194 for the six months ended September 30, 1999 to $400,148 for the six months ended September 30, 2000. However, this continued growth is conditioned on the Company signing more employers, insurers and others for its networks and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its future funding to the continuing development and marketing of this product.

         Management anticipates that the necessary funding to implement the Company's business plan will be obtained. However, should the funding not be realized, the Company would not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern. The Company is evaluating various alternatives to meet its capital needs.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         On November 3, 2000, the Company was informed by the staff of the SEC (the "Staff") that the Staff intends to recommend that the SEC bring a civil enforcement action against the Company, as well as one against two of its directors who are also officers, for alleged violations of federal securities laws. The Company believes that the Staff recommendations are based upon certain press releases issued by the Company in August and September 1999, and do not relate to the claim of any person with respect to the offer or sale of securities by the Company or either of the two directors. The Staff has invited the Company to enter into settlement negotiations. Because of the cost and business disruption that, Rockport believes, would result from litigation with the SEC, as well as the risks that always exist in litigation, the Company intends to enter into settlement negotiations with the SEC. However, there can be no assurance such negotiations ultimately will be successful.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit No.       Description
-----------       -----------
3.1               Certificate of Incorporation of Registrant, dated as of April
                  28, 1992, as filed with the Secretary of State of Delaware on
                  May 4, 1992 (incorporated by reference to Exhibit 3.1 to
                  Registrant's Registration Statement on Form 10-SB, dated July
                  26, 1994, SEC File No. 0-23514.)

3.2 Amendment to Certificate of Incorporation of Registrant, dated as of January 16, 1998, as filed with the Secretary of State of Delaware on January 16, 2000 (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8K/A, dated
                  December 17, 1997, SEC File No. 0-23514.)

3.3 Bylaws of Registrant, dated as of May 4, 1992 (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on registration Statement on Form 10-SB, dated July 26, 1994, SEC
                  File No. 0-23514.)

27                Financial Data Schedule

         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)

November 14, 2000               /s/ Larry K. Hinson
                                ------------------------------------------------
                                Larry K. Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly authorized officer)