Form 10QSB
period 2000-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2001-02-14
CIK 919606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                    33-0611497
-------------------------------------      -------------------------------------
(State or other  jurisdiction  of           (IRS Employer Identification No.)
  incorporation or organization)

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

                                                           Yes [X] No [_]

         As of January 31, 2001, there were outstanding 11,196,424 shares of common stock, $.001 par value per share.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES [ ]  NO [X]

                         ROCKPORT HEALTHCARE GROUP, INC.
                              INDEX TO FORM 10-QSB
                                DECEMBER 31, 2000

                                                                                                  Page No.
PART 1     FINANCIAL INFORMATION                                                                  --------

           Item 1.       Financial Statements

                         Consolidated Balance Sheets                                                   3
                           December 31, 2000 (unaudited) and March 31, 2000

                         Consolidated Statements of Operations (unaudited)                             4
                           Three and Nine Months Ended December 31, 2000 and
                           1999
                         Consolidated Statement of Changes in Shareholders'
                           Deficit (unaudited) Nine Months Ended December 31, 2000                     5

                         Consolidated Statements of Cash Flows (unaudited)                             6
                           Nine Months Ended December 31, 2000 and 1999

                         Notes to Unaudited Consolidated Financial Statements                          7

           Item 2.       Management's Discussion and Analysis of Results of                           13
                            Operations and Financial Condition


PART 2     OTHER INFORMATION

           Item 1.       Legal Proceedings                                                            19

           Item 2.       Changes in Securities and Use of Proceeds                                    19

           Item 3.       Defaults Upon Senior Securities                                              20

           Item 4.       Submission of Matters to a Vote of Security Holders                          20

           Item 5.       Other Information                                                            20

           Item 6.       Exhibits and Reports on Form 8-K                                             20


                                                   PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                  ROCKPORT HEALTHCARE GROUP, INC.
                                                          AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                        December    March 31,
                                                                                           31,
                                                                                          2000        2000
                                                                                       ------------------------
                                            ASSETS                                     (Unaudited)
         Current assets:
             Cash                                                                       $   15,996  $  133,258
             Accounts receivable, net of allowance of $20,000 at December 31, 2000         285,781     100,716
             Prepaid expenses                                                               19,938         980
                                                                                       ------------------------
                 Total current assets                                                      321,715     234,954
                                                                                       ------------------------
         Property and equipment:
             Office furniture and equipment                                                 38,173      37,729
             Computer equipment and software                                                78,351      65,025
             Telephone equipment                                                            15,734      15,734
                                                                                       ------------------------
                                                                                           132,258     118,488
             Less accumulated depreciation                                                 (58,609)    (40,558)
                                                                                       ------------------------
                 Net property and equipment                                                 73,649      77,930
                                                                                       ------------------------
         Other assets:
             Deposits                                                                        9,038       9,038
             Accounts receivable, other                                                         --      81,250
             Capitalized loan costs, net                                                        --      33,333
             Intangible assets, net                                                        116,438     126,739
                                                                                       ------------------------
                 Total other assets                                                        125,476     250,360
                                                                                       ------------------------
         Total assets                                                                   $  520,840  $  563,244
                                                                                       ========================
                             LIABILITIES AND SHAREHOLDERS' DEFICIT
         Current liabilities:
             Notes payable to related parties                                           $  200,000  $  393,165
             Accounts payable                                                              187,854      84,788
             Due to shareholders, directors, officers and employees                        314,059     191,994
             Payroll taxes payable                                                          43,081     120,913
             Other current liabilities                                                     149,316     157,610
                                                                                       ------------------------
                 Total liabilities                                                         894,310     948,470
                                                                                       ------------------------
         Commitments and contingencies (Note 4)
         Shareholders' deficit:
             Preferred stock, $.001 par value, 1,000,000 shares authorized,
               none issued                                                                      --          --
             Common stock, $.001 par value, 20,000,000 shares authorized,
               10,479,204 and 6,210,127 shares issued and outstanding at
               December 31 and March 31, 2000, respectively                                 10,479       6,210
             Additional paid-in capital                                                  5,216,699   3,702,152
             Accumulated deficit                                                        (5,600,648) (4,093,588)
                                                                                       ------------------------
                 Total shareholders' deficit                                              (373,470)   (385,226)
                                                                                       ------------------------
         Total liabilities and shareholders' deficit                                    $  520,840  $  563,244
                                                                                       ========================

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                   ROCKPORT HEALTHCARE GROUP, INC.
                                           AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                        For the Three Months Ended          For the Nine Months Ended
                                                 December 31,                      December 31,
                                            2000            1999               2000            1999
                                      --------------------------------   ---------------------------------
   Revenue                                  $  246,714     $   62,286         $   646,862     $   152,480
   Cost of sales                               124,275         15,611             231,667          33,863
                                      --------------------------------   ---------------------------------
           Gross profit                        122,439         46,675             415,195         118,617
                                      --------------------------------   ---------------------------------

   Operating expenses:
     General and administrative
         expenses                              749,768        373,887           1,811,666       1,180,656
      Depreciation and
         amortization                            9,783         39,843              61,686         289,758
                                      --------------------------------   ---------------------------------
           Total operating expenses            759,551        413,730           1,873,352       1,470,414
                                      --------------------------------   ---------------------------------
   Net loss before interest expense
      and income taxes                        (637,112)      (367,055)         (1,458,157)     (1,351,797)
   Interest expense                             15,371         31,321              48,903          61,171
                                      --------------------------------   ---------------------------------
   Net loss                                 $ (652,483)    $ (398,376)        $(1,507,060)    $(1,412,968)
                                      ================================   =================================

   Net loss per share - basic and
       diluted                              $    (0.07)    $    (0.07)        $     (0.19)    $     (0.27)
                                      ================================   =================================

   Weighted average number of
        common shares outstanding            9,014,618      5,331,955           8,132,055       5,149,503
                                      ================================   =================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                            ROCKPORT HEALTHCARE GROUP, INC.
                                    AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                           NINE MONTHS ENDED DECEMBER 31, 2000
                                     (UNAUDITED)

                                        Common Stock             Additional                          Total
                                 -------------------------        Paid-in         Accumulated     Shareholders'
                                   Shares          Amount         Capital           Deficit         Deficit
                                 ----------      ---------       -----------     ------------     -------------
Balances, March 31,
  2000                            6,210,127      $   6,210       $ 3,702,152     $ (4,093,588)     $  (385,226)
Stock issued for cash             3,429,771          3,430           990,591               --          994,021
Debt converted to equity            638,640            639           478,341               --          478,980
Stock issued for services           200,666            200            45,615               --           45,815
Net loss                                 --             --                --       (1,507,060)      (1,507,060)
                                 ----------      ---------       -----------     ------------      -----------
Balances, December 31,
  2000                           10,479,204      $  10,479       $ 5,216,699     $ (5,600,648)     $  (373,470)
                                 ==========      =========       ===========     ============      ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                      AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                              For the Nine Months Ended
                                                                                      December 31,
                                                                                 2000             1999
                                                                             ------------     ------------
Cash flows used by operating activities:
    Net loss                                                                 $ (1,507,060)    $ (1,412,969)
    Adjustments to reconcile net loss to cash flow used by operating activities:
        Depreciation                                                               18,051           15,036
        Amortization                                                               43,635          274,722
        Issuance of stock for services                                             45,815           50,484
        Issuance of stock for accounts payable                                         --           26,575
        Bad debt expense                                                          155,435               --
        Changes in assets and liabilities:
            Accounts receivable - trade and other                                (259,250)         (76,951)
            Prepaid expenses                                                      (18,958)            (419)
            Accounts payable                                                      103,066           30,454
            Accrued expenses and other                                            (86,126)          46,578
                                                                             ------------     ------------
Cash used by operating activities                                              (1,505,392)      (1,046,490)
                                                                             ------------     ------------

Investing activities:
    Purchase of fixed assets                                                      (13,770)         (11,838)
                                                                             ------------     ------------
Cash used by investing activities                                                 (13,770)         (11,838)
                                                                             ------------     ------------

Financing activities:
    Proceeds from sale of stock                                                   994,021          426,239
    Proceeds from stock subscription                                                   --          160,603
    Proceeds from notes payable                                                   375,000          749,500
    Repayments of notes payable                                                   (89,184)        (156,311)
    Loans from shareholders, directors, officers and employees                    122,063               --
    Sale of stock warrants                                                             --           17,532
                                                                             ------------     ------------
Cash provided by financing activities                                           1,401,900        1,197,563
                                                                             ------------     ------------
Net increase (decrease) in cash                                                  (117,262)         139,235
Cash and cash equivalents, beginning of period                                    133,258           17,320
                                                                             ------------     ------------
Cash and cash equivalents, end of period                                     $     15,996     $    156,555
                                                                             ============     ============

Non-cash transactions:
    Debt converted to equity                                                 $    478,980     $         --
                                                                             ============     ============

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         STATEMENT OF INFORMATION FURNISHED

         The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000, the results of operations for the three month and nine month periods ended December 31, 2000 and 1999, and the cash flows for the nine months ended December 31, 2000 and 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000, previously filed with the Securities and Exchange Commission.

         Reclassifications - Amounts in prior period's financial statements have been reclassified as necessary to conform to the current period's presentation. More specifically, a note payable to a director of the Company has been reclassified on the consolidated balance sheets from the category of notes payable to related parties to the category of due to shareholders, directors, officers and employees.

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

         The Company was established to develop and/or acquire business entities that deliver comprehensive, integrated products and/or services to targeted healthcare populations. The Company designs, develops, operates and maintains medical and healthcare provider networks for employers and insurance companies involved in occupational injuries and illnesses (workers' compensation). The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below state mandated fee schedules for workers' compensation. The Company generates revenue by receiving as a fee a percentage of the savings realized by its customers, which savings is the difference between the state mandated fee schedules and the Company's contracted rates with the healthcare providers in its networks. The Company's goal is to develop and deliver high value, quality healthcare services and programs that create provider and customer satisfaction as well as result in appropriate financial return to investors in the Company.

         As of December 31, 2000, the Company had seven (7) wholly owned subsidiaries: Rockport Advanced Care, Inc., Rockport Community Network, Inc., Rockport Group of Texas, Inc., Rockport Occupational Network, Inc., Rockport Preferred, Inc., Newton Healthcare Network, LLC and Rockport Administrative Services, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

2.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                         December 31,      March 31,
                                                                             2000             2000
                                                                        ---------------   --------------
                                                                         (Unaudited)
       Unsecured note payable to a stockholder, due in monthly
          installments of $2,842, with interest at 8%.                  $           --    $      11,260

       Convertible notes payable to a stockholder, with interest
          payable monthly at 15%. The notes are guaranteed by two
          officers and shareholders and are convertible into
          150,000 shares of Rockport Healthcare Group, Inc. common
          stock at any time before redemption. The notes are
          currently due December 31, 2001. The Company issued
          150,000 shares of its common stock in connection with
          these notes.                                                         200,000          200,000

       Convertible notes payable to a stockholder, due in monthly installments of $26,725, with 18% interest, due January
          2001. These notes were collateralized by all Company
          assets and were convertible into 300,000 shares of
          Rockport Healthcare Group, Inc. common stock at any time
          before January 2001. The stockholder exercised the
          convertibility feature of the notes, and the Company
          issued 300,000 shares of common stock in connection
          therewith on June 29, 2000.                                               --          181,905
                                                                        --------------    -------------
       Total                                                            $      200,000    $     393,165
                                                                        ==============    =============

         On June 29, 2000, $300,000 of advances due under a note due to a shareholder and $178,980 principal and interest due on convertible notes payable due to another shareholder were converted into 638,640 shares of the Company's restricted common stock.

3.       ACCOUNTS RECEIVABLE - OTHER

         The Company had been advancing operating capital to one of its vendors which performs services for the Company's clients. The Company determined the vendor would be unable to provide future services to the Company in order to repay the advances and wrote off the advances in the amount of $135,435 during the quarter ended December 31, 2000. The Company intends to use all sources available to it to collect the advances made to the vendor.

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

         The Company had previously entered into a consulting agreement with a director of the Company, effective April 1, 2000 and expiring on March 31, 2001, that provided for monthly compensation of $12,500 to the director and an override of 2% of the Company's gross revenues to the director payable out of future positive cash flow of the Company. During December 2000, the Company renegotiated the consulting agreement with the director, modifying the compensation provided under the consulting agreement. As a result of the renegotiation of the consulting agreement, the Company will now only reimburse the director for actual time spent performing legal services for the Company and continue to pay the director as an override 2% of the Company's gross revenues.

         On October 19, 2000, the Company settled a dispute with a former business associate. In exchange for this former business associate's release of all claims against the Company, the Company agreed to pay the former business associate the sum of $60,000 in cash over a one-year period and issue to him 100,000 shares of the Company's restricted common stock which was valued at $20,000.

5.       STOCK OPTIONS AND WARRANTS

         LONG-TERM INCENTIVE PLAN

         On September 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). In order to become and remain fully effective, the 2000 Plan must be approved by the shareholders of the Company on or before September 7, 2001. None of the options granted pursuant to the 2000 Plan may be exercised unless and until the 2000 Plan is approved by the shareholders of the Company. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. As of December 31, 2000, incentive stock options to purchase 527,900 shares exercisable at $.25 per share that vest over a three year period were granted subject to shareholder approval of the 2000 Plan. As of December 31, 2000, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were granted subject to shareholder approval of the 2000 Plan.

         During the fiscal year ended March 31, 2000, the Company sold warrants to purchase 70,128 shares of restricted common stock of the Company at any time until September 1, 2002 at a price of $1.75 per share. The warrants were sold for $.25 per share. Total proceeds from the sale of the warrants amounted to $17,532. No warrants have been exercised as of December 31, 2000.

6.       RELATED PARTY TRANSACTIONS

         The Company incurred management fees to various shareholders and directors in the amount of $182,500 for the year ended March 31, 2000, and consulting fees to a director in the amount of $90,942 during the nine months ended December 31, 2000, as more fully described in Note 4.

         See Note 2 for a discussion of financing provided by related parties.

7.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an accumulated net loss since inception of $5,600,648 and has negative working capital of $572,595 as of December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

8.       INCOME TAXES

         The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2000 and 1999, are as follows:

                                                                 March 31,
                                                       -----------------------------
                                                            2000              1999
                                                       ------------     ------------
    Net operating loss carryforwards                   $  1,952,000     $    482,000
    Valuation allowance                                  (1,952,000)        (482,000)
                                                       ------------      -----------
             Net deferred tax asset                    $          -      $         -
                                                       ============      ===========

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

         THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF DECEMBER 31, 2000, AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999, SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2000.

OVERVIEW

         Rockport Healthcare Group, Inc. is a healthcare services company that offers its proprietary network of healthcare products and service providers to large employers, insurance companies, third party administrators and bill review/cost containment companies for the benefit of employees with occupational injuries and illnesses (workers' compensation).

         The Company's products and services are designed to reduce medical costs while maintaining high quality medical care. The Company establishes proprietary networks of contracted healthcare providers who agree to provide healthcare products and services for fees which are less than the state mandated fees under workers' compensation laws and regulations. The Company contracts with its customers for the benefit of the customers' employees with occupational illnesses and injuries. When the employees of the Company's customers use the

Company's network of healthcare product and service providers, the Company earns fees equal to a percentage of the savings realized by the customer. These fees constitute the majority of the Company's revenue. The proprietary networks are referred to as preferred provider organizations ("PPO's") or exclusive provider organizations ("EPO's"). The Company's provider networks are marketed to third party administrators, managed care organizations, insurers, case and utilization management companies, self-insured employers and other similar organizations. Currently, the Company provides provider networks through its wholly owned subsidiary, Rockport Community Network, Inc., specifically in the area of occupational illnesses and injuries.

         The Company has increased the number of providers that are a part of its provider networks. In 1998, the Company acquired a Texas PPO which had contracts with 65 hospitals and 8,000 providers. The Company is now in the process of building a nationwide proprietary network of healthcare providers. The Company's provider networks currently consist of 112,146 physicians, 4,442 hospitals and 33,033 ancillary and allied healthcare providers in 39 states. The Company has also entered into an agreement with a national PPO to be utilized in those states or areas where the Company has not begun development of its own network. The Company intends to develop its healthcare networks through the use of its in-house network development staff.

         During the fiscal quarter the Company decided to discontinue marketing of its medical savings discount card that offered purchasers the ability to obtain discounts on medical and healthcare services. The Company has decided to concentrate its efforts in the occupational injuries and illnesses arena. The Company believes that the continued marketing of the medical savings discount card would have competed for the limited funds available to the Company. The Company believes that those funds are better served being focused on building and marketing the Company's healthcare networks for occupational injuries and illnesses.

         The Company also provides consulting and other services to other companies in the healthcare industry. The Company offers other entities in the healthcare industry consulting and other services in the areas of management information systems, customer service, physician and facility referrals, contracting (providers and payors), credentialing (providers) and re-pricing.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following is a discussion and comparison of the financial condition and results of Rockport's operations for the nine-month periods ended December 31, 2000 and 1999. This discussion should be read in conjunction with the financial statements, the notes to the financial statements and the other financial data included herein.

      NINE MONTHS ENDED DECEMBER 31, 2000 TO NINE MONTHS ENDED DECEMBER 31, 1999



                                                                                        December 31,   December 31,
                                                                                            2000           1999
                                                                                     -------------------------------
         Revenues                                                                          $646,862        $152,480
         Cost of sales                                                                      231,667          33,863
         Gross profit                                                                       415,195         118,617
         General and administrative expenses                                              1,811,666       1,180,656
         Depreciation and amortization                                                       61,686         289,758
         Loss from operations                                                            (1,458,157)     (1,351,797)
         Net loss                                                                        (1,507,060)     (1,412,968)
         Basic and diluted loss per share                                                     (0.19)          (0.27)


         The following summary table presents comparative cash flows of Rockport for the nine-month periods ended December 31, 2000 and 1999:



                                                                                       December 31,   December 31,
                                                                                           2000           1999
                                                                                     -------------------------------
         Net cash used by operating activities                                          ($1,505,392)    ($1,046,490)
         Net cash used by investing activities                                             ($13,770)       ($11,838)
         Net cash provided by financing activities                                       $1,401,900      $1,197,563


         REVENUE. The largest source of the Company's revenue is fees it receives from employers and insurance companies whose employees and insureds access and utilize the Company's healthcare provider networks for work related injuries and illnesses. The fees are based on a percentage of the cost savings realized by the customers who use the Company's provider networks. The Company's total revenue increased by $494,382, or 324%, from $152,480 during the nine months ended December 31, 1999, to $646,862 during the nine months ended December 31, 2000. The increase in revenue is attributable to the increased use of the Company's provider networks by customers and the expansion of the Company's customer base. Of the Company's revenue for the current nine-month period, 93% was earned from customers' use of the Company's provider networks. With respect to the source of the Company's revenue, the Company's four largest customers are the source of 55% of the Company's revenue.

         During the nine months ended December 31, 2000, the Company significantly increased its customer base for its occupational illnesses and injuries networks. Nine new customer contracts were implemented during the nine-month period ended December 31, 2000. Revenue attributable to these customers implemented during the period represented $227,975 of the increase in revenues over the 1999 period. Furthermore, due to an expansion in the number of employers represented by the Company's customers previously implemented during the nine months ended December 31, 1999, revenue derived from these existing customers increased by $224,874. The Company has entered into an agreement with a national network of providers to provide national coverage in the areas where the Company does not have its own provider networks. The Company intends to utilize this national network while it continues to expand its own networks in other states through contracting with providers of healthcare services and through acquisitions of existing networks.

         COST OF SALES. Cost of sales increased from $33,863 during the nine months ended December 31, 1999, to $231,667 during the nine months ended December 31, 2000. The Company's cost of sales consist primarily of fees paid for sales commissions to sales personnel and fees paid for access to third party provider networks where the Company does not have its own network. Sales commissions paid by the company are based on a percentage of revenue billed and collected. Fees for access to third party provider networks are based on a percentage of the Company's revenues from using such network, and may range from 25% to 40% of the revenue billed and collected with respect to usage of such third party network.

         For the nine-month period ended December 31, 2000, $50,932 of sales commissions and commission overrides were earned by directors of the Company. A marketing and sales agreement with two individuals provides for a quarterly bonus payable in restricted common stock of the Company. The Company issued 16,186 shares of its restricted common stock during the nine-month period ended December 31, 2000, for this bonus. Cost of sales will increase as revenue increases.

         The Company utilizes its own personnel to develop its provider networks. The Company currently has significant provider networks in Texas. The Company intends to expand its own provider networks in other areas of the country in conjunction with the expansion of its customer base. The Company's provider networks currently consist of 112,146 physicians, 4,442 hospitals and 33,033 ancillary and allied healthcare providers in 39 states. By establishing its own networks, the Company can avoid paying network access fees to access third party networks, and thereby reduce the Company's cost of sales. Costs associated with developing the Company's networks are charged to expense when incurred and are included in general and administrative expenses.

         GROSS PROFIT. The Company's gross profit increased by $296,578, or 250%, from $118,617 during the nine months ended December 31, 1999, to $415,195 during the nine months ended December 31, 2000. Gross profit as a percentage of sales decreased from 78% for the nine months ended December 31, 1999 to 64% during the nine months ended December 31, 2000. The increase in gross profit was attributable to the increase in sales. The decrease in gross profit as a percentage of sales was attributable to an increase in the amounts paid by the Company with respect to sales commissions and access fees for third party provider networks.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $631,010, or 53%, from $1,180,656 during the nine months ended December 31, 1999, to $1,811,666 during the nine months ended December 31, 2000. Incremental staffing and associated expenses to enable the Company to implement its business plan were the primary sources for the increase, coupled with increases in legal fees for SEC compliance and bad debt expense. The Company had been advancing operating capital to one of its vendors which performs services for the Company's customers. The Company determined the vendor would be unable to provide future services to the Company in order to repay the advances and wrote off the advances in the amount of $135,435 during the three months ended December 31, 2000. The Company intends to use all sources available to it to collect the advances made to the vendor.

         The Company has added personnel during 2000 to develop its provider networks, design and develop its management information systems, handle its customer services and provide for the administration of the Company. As a result of this increased staffing, the Company has increased its processing capabilities and believes that the Company is well positioned to continue its recent growth. With the exception of network development personnel, the Company believes there will not be any significant increase in general and administrative expenses as it implements its business plan. The Company does intend to add additional network development personnel in order to build its own networks and reduce the network access fees paid to access third party networks.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $228,072, or 79%, from $289,758 during the nine months ended December 31, 1999, to $61,686 during the nine months ended December 31, 2000. This decrease is attributable to the amortization of stock issued in association with loans obtained by the Company which has now been fully amortized.

         INTEREST EXPENSE. Interest expense decreased by $12,268, or 20%, from $61,171 for the nine months ended December 31, 1999, to $48,903 for the nine months ended December 31, 2000. This decrease in interest expense is attributable to shareholder loans obtained by the Company which were converted into restricted common stock of the Company during the nine months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt to restricted common stock. Through December 31, 2000, the current directors of the Company, or companies controlled by them, have invested or advanced $3,171,131 in or to the Company. The Company believes that two directors have the financial means, should they so elect, to fund the operations of the Company until such time as the Company achieves positive cash flow from operations.

         On June 29, 2000, the Company converted a total of $478,980 in debt it owed to two of its directors ($300,000 and $178,980) into 638,640 shares of its common stock. During the period July 1, 2000 through December 31, 2000, the Company has funded its operations through the sale of its restricted common stock to two directors and two shareholders. The Company sold a total of 3,302,811 shares of common stock for proceeds of $873,000.

         The Company has experienced significant revenue growth from the utilization of its occupational injuries and illnesses networks, and expects this growth to continue in the future. Revenue has increased 324% from $152,480 for the nine months ended December 31, 1999 to $646,862 for the nine months ended December 31, 2000. However, this continued growth is conditioned on the Company signing more employers, insurers and others for its networks and obtaining a greater participation by consumers who are covered by such payors.

The Company will dedicate a significant portion of its future funding to the continuing development and marketing of this product.

         Management anticipates that the necessary funding to implement the Company's business plan will be obtained. The Company's accounts receivable, net of allowances for bad debts, has increased from $100,716 at March 31, 2000, to $285,781 at December 31, 2000. In order to provide additional funding for its operations, the Company has filed an application with a local bank in order to obtain an accounts receivable factoring line of credit. While the Company believes it will be approved by the bank for the line of credit, there can be no assurance of such approval. The Company believes that the combination of the accounts receivable factoring facility with the bank (subject to its approval by the bank) and the commitment for funding from two of its directors will provide the Company with sufficient capital to allow it to implement its business plan until such time as the Company reaches profitability. However, should either one of these sources for funding not be realized, the Company would not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern. The Company is evaluating various alternatives to meet its capital needs.

                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         On November 3, 2000, the Company was informed by the staff of the SEC (the "Staff") that the Staff intends to recommend that the SEC bring a civil enforcement action against the Company, as well as one against two of its directors who are also officers, for alleged violations of federal securities laws. The Company believes that the Staff recommendations are based upon certain press releases issued by the Company in August and September 1999, and do not relate to the claim of any person with respect to the offer or sale of securities by the Company or either of the two directors. The Staff invited the Company to enter into settlement negotiations. Because of the cost and business disruption that, Rockport believes, would result from litigation with the SEC, as well as the risks that always exist in litigation, the Company has entered into settlement negotiations with the SEC. However, there can be no assurance such negotiations ultimately will be successful.

Item 2.  Changes in Securities and Use of Proceeds.

RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2000, that were not registered under the Securities Act.

         From October 3, 2000 to December 18, 2000, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 1,024,191 shares of its common stock to Robert D. Johnson, a director of the Company, for an aggregate of $232,500, of which 125,000 shares were issued as gifts to his designee.

         From October 17, 2000 to December 18, 2000, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 1,024,191 shares of its common stock to John K. Baldwin, a director of the Company, for an aggregate consideration of $232,500.

         From October 3, 2000 to December 29, 2000, under the terms of a written contract executed by the Company, the Company issued 8,093 shares of common stock to Mike Catala in consideration of consulting services valued at $2,348 pursuant to the exemption provided by Section 4(2) of the Securities Act.

         From October 3, 2000 to December 29, 2000, under the terms of a written contract executed by the Company, the Company issued 8,093 shares of common stock to Johnny Fontenot in consideration of consulting services valued at $2,348 pursuant to the exemption provided by Section 4(2) of the Securities Act.

         From November 6, 2000 to December 29, 2000, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 413,333 shares of its common stock to Kevan M. Casey for an aggregate consideration of $71,000.

         On November 30, 2000, under the terms of a written contract executed by the Company, the Company issued 84,480 shares of common stock to William W. Wollenberg, a director of the Company, in consideration of consulting services valued at $21,120 pursuant to the exemption provided by Section 4(2) of the Securities Act.

         On December 12, 2000, under the terms of a written agreement executed by the Company, the Company issued 100,000 shares of common stock to Ed and Sheri Firosz valued at $20,000 pursuant to the exemption provided by Section 4(2) of the Securities Act.

         On December 29, 2000, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 60,000 shares of its common stock to Laurie L. Chase in consideration for $12,000.

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

10.1              Employment Agreement with Harry M. Neer.

10.2              Employment Agreement with Larry K. Hinson.

10.3              2000 Long-term Incentive Plan.

         (b) No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)


February 14, 2001               /s/ Larry K. Hinson
                                ------------------------------------------------
                                Larry K. Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly authorized officer)