Form 10KSB
period 2001-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2001-06-28
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended  March  31,  2001
                               ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  _______________  to  ________________

                         Commission file number 0-23514
                                                -------

                         ROCKPORT HEALTHCARE GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           33-0611497
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

            50 Briar Hollow Lane, Suite 515W, Houston, Texas  77027
        ---------------------------------------------------------------
          (Address  of  principal  executive  offices)      (Zip Code)

   Registrant's telephone number, including area code:          (713) 621-9424
                                                                --------------

      Securities registered pursuant to Section 12(b) of the Act:     None
                                                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                  ------------
                                (Title of Class)

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended March 31, 2000, were $1,091,288.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of May 31, 2001, based upon the average bid and asked price as of such date, was $1,566,018.

The Registrant's common stock outstanding as of May 31, 2001, was 13,204,488 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                             ROCKPORT HEALTHCARE GROUP, INC.

                                         INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                               3
          Item 2.   Description of Property                                               7
          Item 3.   Legal Proceedings                                                     7
          Item 4.   Submission of Matters to a Vote of Security Holders                   7

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters              7
          Item 6.   Management's Discussion and Analysis and Results of                   9
                      Operations and Financial Condition
          Item 7.   Financial Statements                                                 13
          Item 8.   Changes in and Disagreements with Accountants on                     25
                      Accounting and Financial Disclosure

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,        25
                      Compliance with Section 16(a) of the Exchange Act
          Item 10.  Executive Compensation                                               27
          Item 11.  Security Ownership of Certain Beneficial Owners and                  30
                      Management
          Item 12.  Certain Relationships and Related Party Transactions                 31

PART IV   Item 13.  Exhibits and Reports on Form 8-K                                     32

     This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning the Company's expected growth. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including but not limited to: the Company's ability to forge satisfactory relationships with healthcare providers and employers and enroll sufficient numbers of employees of contracting employers to utilize the Company's services; continued efforts to control healthcare costs; potential regulatory intervention if the Company fails to comply with regulatory requirements; proposed future efforts to control administrative costs, future healthcare and administrative costs, future provider network, future provider utilization rates, future service performance and other operations matters; future government regulations and the future of the healthcare industry; the ability of the Company to price its products competitively; sources for sufficient additional capital to meet the Company's growth and operations; the failure to properly manage growth and successfully integrate additional providers; changes in economic conditions; demand for the Company's products; and changes in the competitive and regulatory environment. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

     Rockport Healthcare Group, Inc. is a healthcare services company that offers its proprietary network of healthcare products and service providers to large employers, insurance companies, third party administrators and bill review/cost containment companies for the benefit of employees with occupational injuries and illnesses (workers' compensation).

     The Company's products and services are designed to reduce medical costs while maintaining high quality medical care. The Company establishes proprietary networks of contracted healthcare providers who agree to provide healthcare products and services for fees which are less than the state allowed maximum fees or usual and customary under workers' compensation laws and regulations. The Company contracts with its customers for the benefit of the customers' employees with occupational illnesses and injuries. When the employees of the Company's customers use the Company's network of healthcare product and service providers, the Company earns fees equal to a percentage of the savings realized by the customer. These fees constitute the majority of the Company's revenue. The proprietary networks are referred to as preferred provider organizations ("PPOs") or exclusive provider organizations ("EPOs"). The Company's provider networks are marketed to third party administrators, managed care organizations, insurers, case and utilization management companies, self-insured employers and other similar organizations. Currently, the Company provides provider networks through its wholly owned subsidiary, Rockport Community Network, Inc., specifically in the area of occupational injuries and illnesses.

ORGANIZATIONAL  HISTORY

     The Company was incorporated in the State of Delaware on May 4, 1992, as Protokopus Corporation. On December 17, 1997, the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. ("Rockport Texas"), a Nevada corporation, in a business combination accounted for as a reverse acquisition. Pursuant to an Agreement and Plan of Reorganization dated December 12, 1997, between the Company and Rockport Texas, each outstanding share of common stock of Rockport Texas was converted to the right to receive 961.6212 shares of common stock of the Company. On January 18, 1998, the Company changed its name from Protokopus Corporation to Rockport Healthcare Group, Inc.

THE  COMPANY'S  PRODUCTS  AND  SERVICES

     The Company assists its customers in managing increased medical costs associated with workers' compensation by providing these customers access to the Company's network of healthcare professionals and facilities (the "Provider Network") consisting of PPOs and EPOs.

     The Provider Network is designed to reduce the price paid by the Company's customers for medical services. The customer realizes savings due to the reduced cost of healthcare services provided under the Provider Network and its PPOs and EPOs. PPOs are typically groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employer groups. EPOs are networks in which the healthcare providers have agreed to certain additional administrative pathways that are appropriate for occupational medicine in exchange for greater financial incentives than found in the PPO network of providers. The Company, through its wholly owned subsidiary Rockport Community Network, Inc., provides PPO and EPO networks as a part of its Provider Network for occupational injuries and illnesses. The Provider Network is marketed to third party administrators, managed care organizations, insurers, case and utilization management companies, self-funded employers and other similar organizations. Currently, the Company provides the Provider Network primarily in the area of occupational injuries and illnesses.

     The Company's customers obtain reduced healthcare costs from the Provider Network because the rate structure negotiated by the Company with providers in its PPOs and EPOs is lower than the customers may otherwise be able to obtain. For work related injuries and illnesses, employers obtain reduced costs because the rate reductions by the providers in the Provider Network are less than the state allowed fee schedules and/or below the usual and customary allowables. As compensation, the Company receives a percentage of the savings realized by the customer due to its employee's utilization of the Provider Network. These fees constitute the majority of the Company's revenue.

     The healthcare providers selected by the Company for its Provider Network are selected on the basis of their clinical qualifications and their adherence to the standards of care and service developed by the Company. The Company ensures that the providers are geographically appropriate, accessible and consumer friendly. The providers are required to approach the provision of healthcare services in a manner that groups related diagnoses and treatment services as collective events. The providers monitor, document and report treatment outcomes. The Company uses the results of these reports to improve the processes and procedures of the Provider Network so that it provides high quality care to the customers and the reports also allow the Company to improve the Provider Network.

     The Company has increased the number of providers that are a part of its Provider Network. The Company is now in the process of building a nationwide proprietary network of healthcare providers. The Company's provider networks currently consist of 105,752 physicians, 3,377 hospitals and 39,821 ancillary and allied healthcare providers in all 50 states and the District of Columbia. The Company has also entered into an agreement with a national PPO to be utilized in those states or areas where the Company has not begun development of its own network. The healthcare providers of the national PPO are included in the above listed healthcare providers. The Company intends to develop its healthcare networks through the use of its in-house network development staff.

     The Company had two customers which accounted for approximately 17.2% and 14.5% of sales for the year ended March 31, 2001. There were no other customers which accounted for more than 10% of sales for this period.

     During the fiscal quarter ended December 31, 2000, the Company decided to discontinue marketing of its medical savings discount card that offered purchasers the ability to obtain discounts on medical and healthcare services. The Company has decided to concentrate its efforts in the occupational injuries and illnesses arena. The Company believes that the continued marketing of the medical savings discount card would have competed for the limited funds available to the Company. The Company believes that those funds are better served being focused on building and marketing its healthcare networks for occupational injuries and illnesses.

     The Company offers other entities in the healthcare industry consulting and other services in the areas of management information systems, customer service, physician and facility referrals, contracting (providers and payors), credentialing (providers) and re-pricing.

COMPETITION

     The Company faces competition from large insurers, HMOs, PPOs, third party administrators ("TPAs") and other healthcare services companies. The industry is highly competitive and significant consolidation has occurred within the industry, creating stronger competitors. The current competitive environment may limit the Company's ability to price its products at levels the Company believes are appropriate. The Company faces competition from hospitals, healthcare facilities and other healthcare providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of healthcare services. Large employer groups have demanded a variety of healthcare options, such as traditional indemnity insurance, HMOs, point-of-service plans and PPOs, offered either through self-funding or third parties. The Company competes with providers of all of these products, many of which have substantially greater financial resources than the Company. The Company believes that a limited number of companies provide all of the services offered by the Company within the geographic areas in which the Company presently operates. The Company may encounter competition from companies with broader networks, narrower networks (which allow for greater cost control and lower prices), greater market share or more established marketplace name or reputation. These competitive factors could adversely effect the Company's financial results. The Company will be subject to significant competition in any new geographic areas it may enter.

     The Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, competitors will increasingly consist of nationally focused workers' compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the ability to manage medical costs for worker's compensation claimants, such legislation may intensify competition in the market served by the Company. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing performance or be successful with any new products or in any new geographical markets it may enter.

INTELLECTUAL  PROPERTY,  PROPRIETARY  RIGHTS  AND  LICENSES

     The Company has made significant investments in the development and maintenance of its proprietary data. The Company does not own any patents or federally-registered copyrights relating to its databases. The Company relies largely on its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the confidentiality and trade secrecy of its proprietary data. Misappropriation of the Company's proprietary information or independent development of similar products may have a material adverse effect on the Company's competitive position.

     The Company's management information systems (the "MIS") is a critical component in its operations because the information processed and derived through the MIS enables the Company to negotiate price discounts for provider services and monitor utilization and other cost factors. In addition, the MIS is critical to the timely, efficient processing and/or review of provider claims. The Company relies on a combination of trade secrets and confidentiality measures to establish and protect its proprietary rights to the MIS. There can be no assurance, however, that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have already developed products which, to some extent, perform functions similar to those performed by the MIS.

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

     Since 1993, many competing proposals have been introduced in Congress and various state legislatures have called for general healthcare market reforms to increase the access and availability of group health insurance and to require that all businesses offer health insurance coverage to their employees. It is uncertain what additional healthcare reform legislation, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. It is impossible to predict if proposals calling for broad insurance market reform will be reintroduced in Congress or in any state legislature in the future, or if any such proposal may be enacted. Additionally, the adoption of a publicly-financed, single payor, national or state health plan may have a material adverse effect on the Company's business. At both the federal and state levels, there is also growing interest in legislation to regulate how managed care companies interact with providers and health plan members. The Company cannot predict what effect federal or state healthcare legislation or private sector initiatives will have on its PPO or EPO operations, although management of the Company believes the Company may benefit from some proposals which favor the growth of managed care. There can be no assurance that future healthcare reforms or PPO regulations will not be adopted which would have a material adverse affect on the Company.

     The Employee Retirement Income Security Act of 1974 ("ERISA"), governing employee benefit plans, permitted employers, among other mandates, to self-insure their health insurance by acting as a quasi-insurer. Employers viewed the ability to underwrite their own health claims as a result of ERISA as an opportunity to better control health costs. Regulation of TPAs falls under the auspices of the United States Department of Labor, which has strict, enforceable guidelines relative to the operation of TPAs. In addition, TPAs are subject to licensing and regulation on the state level. Typically, the only state requirements are a completed application and proof of a fidelity bond in the amount of $500,000.

     The Company anticipates that federal and state legislatures will continue to review and assess alternative healthcare systems and payment methodologies. The Company is unable to determine to what extent PPOs and TPAs will be part of any managed care initiatives of the federal and state governments or private sector initiatives, as there is increasing emphasis on market-driven modifications. Further, the Company is unable to determine the favorable or unfavorable impact, if any, they would have on the Company's operations.

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

EMPLOYEES

     As of May 31, 2001, the Company had 21 full-time employees, with 20 employees located in Houston, Texas and one employee located in Monument, Colorado. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

VOLATILITY  OF  STOCK  MARKET

     There have been significant fluctuations in the market price for the Company's common stock. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market and announcements of innovations or acquisitions by the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's common stock.

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

ITEM  3.  LEGAL  PROCEEDINGS

     In June 2001, the Company and Messrs. Harry M. Neer, President, Chief Executive Officer and a director of the Company, and Larry K. Hinson, Secretary, Chief Financial Officer and a director of the Company, reached a settlement with the SEC, without admitting or denying the allegations, concerning alleged violations of the securities laws in connection with certain press releases issued in August and September of 1999. The SEC contended that the parties violated Section 10(b) and Rule 10b-5 of the Exchange Act by issuing, drafting, reviewing or failing to correct false or misleading press releases. The parties have agreed to cease and desist from committing or causing any violation and any future violation of Section 10(b) and Rule 10b-5 of the Exchange Act.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     On February 12, 1999, the Company's common stock began trading on the OTC Bulletin Board market under the symbol "RPHL". The market for the Company's common stock on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for the Company's common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year 2001:                              High    Low
                                               -----  -----

       Quarter Ended March 31, 2001. . .  . .  $0.38  $0.25
       Quarter Ended December 31, 2000. . . .  $0.56  $0.19
       Quarter Ended September 30, 2000 . . .  $1.19  $0.28
       Quarter Ended June 30, 2000. . . . . .  $1.75  $1.00

Fiscal Year 2000:                               High   Low
                                               -----  -----

       Quarter Ended March 31, 2000 . . . . .  $2.06  $1.38
       Quarter Ended December 31, 1999. . . .  $3.81  $1.81
       Quarter Ended September 30, 1999 . . .  $8.25  $4.25
       Quarter Ended June 30, 1999. . . . . .  $9.25  $5.00

     As of May 31, 2001, there were approximately 1,100 stockholders of record of the Company's common stock. The Company has neither declared nor paid any cash dividends to date. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

     During the fiscal year ended March 31, 2001, the Company issued 6,787,695 shares of its common stock. These shares were sold for cash, issued for conversion of debt to equity and issued for services rendered to the Company.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal year ended March 31, 2001, that were not registered under the Securities Act.

     From June 29, 2000 to March 31, 2001, pursuant to Rule 506 of Regulation D, the Company issued and sold 2,984,506 shares of common stock to John K. Baldwin, a director of the Company, for an aggregate consideration of $973,692.

     From June 29, 2000 to February 28, 2001, pursuant to Rule 506 of Regulation D, the Company issued and sold 2,349,739 shares of common stock to Robert D. Johnson, a director of the Company, for an aggregate consideration of $815,000, of which 415,000 shares were issued as gifts to his designee.

     From October 3, 2000 to March 31, 2001, under the terms of a written contract executed by the Company, the Company issued 15,248 shares of common stock to Mike Catala in consideration of marketing services valued at $4,136 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     From October 3, 2000 to March 31, 2001, under the terms of a written contract executed by the Company, the Company issued 15,248 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $4,136 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     From November 6, 2000 to January 16, 2001, pursuant to Rule 506 of Regulation D, the Company issued and sold 555,553 shares of common stock to Kevan M. Casey for an aggregate consideration of $92,333.

     From November 30, 2000 to March 31, 2001, under the terms of a written contract executed by the Company, the Company issued 97,649 shares of common stock to William W. Wollenberg, an executive officer of the Company, in consideration of marketing services valued at $24,412 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On December 12, 2000, under the terms of a written agreement executed by the Company, the Company issued 100,000 shares of common stock to Ed and Sheri Firosz valued at $20,000 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On December 29, 2000, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 60,000 shares of common stock to Laurie L. Chase, wife of Carl A. Chase who is an officer of the Company, in consideration for $12,000.

     On January 16, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 25,000 shares of common stock to Mike Catala in consideration for $5,000.

     On January 16, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued to Warfield & Company, CPA's, 16,113 shares of common stock in consideration of accounting services valued at $3,223.

     On March 1, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 20,000 shares of common stock to Ilse Scarborough in consideration for $5,000.

     On March 31, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 548,639 shares of common stock to Harry M. Neer, President, Chief Executive Officer and a director of the Company, for an aggregate consideration of $137,160.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of March 31, 2001, and the Company's results of operations for the years in the two-year period ended March 31, 2001 and 2000, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     Rockport Healthcare Group, Inc. is a healthcare services company that offers its proprietary network of healthcare products and service providers to large employers, insurance companies, third party administrators and bill review/cost containment companies for the benefit of employees with occupational injuries and illnesses (workers' compensation).

     The Company's products and services are designed to reduce medical costs while maintaining high quality medical care. The Company establishes proprietary networks of contracted healthcare providers who agree to provide healthcare products and services for fees which are less than the state allowed maximum fees or usual and customary under workers' compensation laws and regulations. The Company contracts with its customers for the benefit of the customers' employees with occupational injuries and illnesses. When the employees of the Company's customers use the Company's network of healthcare product and service providers, the Company earns fees equal to a percentage of the savings realized by the customer. These fees constitute the majority of the Company's revenue. The proprietary networks are referred to as preferred provider organizations ("PPOs") or exclusive provider organizations ("EPOs"). The Company's provider networks are marketed to third party administrators, managed care organizations, insurers, case and utilization management companies, self-insured employers and other similar organizations. Currently, the Company provides provider networks through its wholly owned subsidiary, Rockport Community Network, Inc., specifically in the area of occupational injuries and illnesses.

RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

     YEAR  ENDED  MARCH  31,  2001  TO  YEAR  ENDED  MARCH  31,  2000
     ----------------------------------------------------------------

                                              March 31, 2001    March 31, 2000
                                             ----------------  ----------------
     Revenue                                 $     1,091,288   $       293,193
     Cost of sales                                   344,124            63,080
     Gross profit                                    747,164           230,113
     General and administrative expenses           2,280,586         1,781,691
     Depreciation and amortization                    71,149           330,473
     Loss from operations                         (1,604,571)       (1,882,051)
     Interest, net                                    61,487            96,430
     Net loss                                $    (1,666,058)  $    (1,978,481)
     Net loss per share - basic and diluted  $         (0.18)  $         (0.38)

     The following summary table presents comparative cash flows of Rockport for the one year periods ended March 31, 2001 and 2000:

                                                 March 31, 2001    March 31, 2000
                                                ----------------  ----------------
     Net cash used by operating activities      $    (1,691,533)  $    (1,524,556)
     Net cash used by investing activities      $       (16,204)  $       (53,915)
     Net cash provided by financing activities  $     1,641,201   $     1,694,409

     Revenue. The largest source of the Company's revenue is fees it receives from employers, bill review companies, third party administrators and insurance companies whose employees, clients and insureds access and utilize the Company's healthcare provider networks for occupational injuries and illnesses. The Company contracts directly with healthcare providers for fees which are less than the state allowed maximum fees or usual and customary under workers' compensation laws and regulations. When an injured employee utilizes a healthcare provider within the Company's provider networks, the employer realizes savings which it would not have obtained had the employee utilized a healthcare provider not within the Company's provider networks. The agreements the Company has with its customers provide the Company with a percentage of the savings realized by its customers.

     The Company's total revenue increased by $798,095, or 272%, from $293,193 during the year ended March 31, 2000, to $1,091,288 during the year ended March 31, 2001. The increase in revenue is attributable to the increased use of the Company's provider networks by customers and the expansion of the Company's customer base. Of the Company's revenue for the one year period ended March 31, 2001, 96% was earned from customers' use of the Company's provider networks. With respect to the source of the Company's revenue, the Company's four largest customers are the source of approximately 50% of the Company's revenue. During the quarter ended March 31, 2001, total revenue increased by $303,713, or 216% from $140,713 during the quarter ended March 31, 2000, to $444,426.

     During the year ended March 31, 2001, the Company significantly increased its customer base for its occupational injuries and illnesses networks. Twelve new customer contracts were implemented during the year ended March 31, 2001. Revenue attributable to these customers implemented during the period represented $363,514 of the increase in revenues over the 2000 period. Furthermore, due to an expansion in the number of employers represented by the Company's customers previously implemented during the year ended March 31, 2000, revenue derived from these existing customers increased by $411,106. The Company has entered into an agreement with a national network of providers to provide national coverage in the areas where the Company does not have its own provider networks. The Company intends to utilize this national network while it continues to expand its own networks in other states through direct contracting with providers of healthcare services and through acquisitions of existing networks.

     Cost of sales. Cost of sales increased from $63,080 during the year ended March 31, 2000, to $344,124 during the year ended March 31, 2001. The Company's cost of sales consists primarily of fees paid for sales commissions to sales personnel and fees paid for access to third party provider networks where the Company does not have its own network. Sales commissions paid by the Company are based on a percentage of revenue billed and collected. Fees for access to third party provider networks are based on a percentage of the Company's revenues from using such network, and may range from 25% to 40% of the revenue billed and collected with respect to usage of such third party network. During the quarter ended March 31, 2001, cost of sales increased by $83,240 from $29,217 during the quarter ended March 31, 2000, to $112,457.

     For the year ended March 31, 2001, $19,954 of commission overrides were earned by a director of the Company. A marketing and sales agreement with two individuals provides for a quarterly bonus payable in restricted common stock of the Company. The Company issued 30,496 shares of its restricted common stock during the year ended March 31, 2001, for this bonus which was valued at $8,272. An employment agreement with the Senior Vice President - National Marketing & Sales provides for a commission on business generated by him. During the year ended March 31, 2001, he earned $45,789 of commissions of which $24,412 was paid by the issuance of 97,649 shares of restricted common stock of the Company and the balance in cash. Cost of sales will increase as revenue increases.

     The Company utilizes its own personnel to develop its provider networks. The Company currently has significant provider networks in California, Florida, Louisiana, Oklahoma and Texas. The Company intends to expand its own provider networks in other areas of the country in conjunction with the expansion of its customer base. The Company's provider networks currently consist of 105,752 physicians, 3,377 hospitals and 39,821 ancillary and allied healthcare providers in all 50 states and the District of Columbia. By establishing its own networks, the Company can avoid paying network access fees to access third party networks, and thereby reduce the Company's cost of sales. Costs associated with developing the Company's networks are charged to expense when incurred and are included in general and administrative expenses.

     Gross profit. The Company's gross profit increased by $517,051, or 225%, from $230,113 during the year ended March 31, 2000, to $747,164 during the year ended March 31, 2001. Gross profit as a percentage of sales decreased from 78% for the year ended March 31, 2000, to 68% during the year ended March 31, 2001. The increase in gross profit was attributable to the increase in sales. The decrease in gross profit as a percentage of sales was attributable to an increase in the amounts paid by the Company with respect to sales commissions and access fees for third party provider networks. During the quarter ended March 31, 2001, gross profit increased by $220,473, or 198%, from $111,496 during the quarter ended March 31, 2000, to $331,969.

     General and administrative expenses. General and administrative expenses increased by $498,895, or 28%, from $1,781,691 during the year ended March 31, 2000, to $2,280,586 during the year ended March 31, 2001. Incremental staffing and associated expenses to enable the Company to implement its business plan were the primary sources for the increase, representing 55% of the increase. The Company had been advancing operating capital to one of its vendors which performed services for the Company's customers. The Company determined the vendor would be unable to provide future services to the Company in order to repay the advances and wrote off the advances in the amount of $135,435 during the quarter ended December 31, 2000. Total bad debt expense for the year ended March 31, 2001 was $196,508, which represents 39% of the increase in general and administrative expenses. There was no bad debt expense incurred during the year ended March 31, 2000. During the year ended March 31, 2001, the Company retained SEC counsel to assist with SEC compliance requirements and retained the services of an investor relations firm to assist the Company in informing the investment community of developments about the Company. The increased legal and investor relations fees represent 15% of the increase in general and administrative expenses.

     The Company has added personnel during the year ended March 31, 2001, to develop its provider networks, design and develop its management information systems, handle its customer services and provide for the administration of the Company. As a result of this increased staffing, the Company has increased its processing capabilities and believes that the Company is well positioned to continue its recent growth. With the exception of network development personnel, the Company believes there will not be any significant increase in general and administrative expenses as it implements its business plan. The Company does intend to add additional network development personnel in order to build its own networks and reduce the network access fees paid to access third party networks.

     Depreciation and amortization. Depreciation and amortization decreased by $259,324, or 78%, from $330,473 during the year ended March 31, 2000, to $71,149 during the year ended March 31, 2001. During the year ended March 31, 1999, the Company issued 300,000 shares of its common stock to an individual, who is now a director of the Company, as inducement to loan the Company $300,000. The carrying value assigned to the issuance of stock was determined to be $300,000. During the years ended March 31, 2000 and 1999, the Company issued 150,000 shares of its common stock to a shareholder as inducement to loan the Company $200,000. The carrying value assigned to the issuance of stock was determined to be $200,000. The Company amortized the carrying value of the stock issued as inducement for the loans over the term of the loans. The capitalized loan costs have now been fully amortized.

     Interest expense. Interest expense decreased by $34,943, or 36%, from $96,430 for the year ended March 31, 2000, to $61,487 for the year ended March 31, 2001. This decrease in interest expense is attributable to shareholder loans obtained by the Company which, with the exception of two outstanding loans to a shareholder, were converted into restricted common stock of the Company during the years ended March 31, 2001 and 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company requires additional outside capital to implement its business plan. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. For the fiscal year ended March 31, 2001, the current directors of the Company, or companies controlled by them, have invested or advanced $1,925,852 in or to the Company, either through the conversion of debt into equity or direct cash purchases of Company common stock.

     The Company has experienced significant revenue growth from the utilization of its provider networks for occupational injuries and illnesses, and expects this growth to continue in the future. Revenue has increased 272% from $293,193 for the year ended March 31, 2000, to $1,091,288 for the year ended March 31, 2001. However, this continued growth is conditioned on the Company signing more employers, insurers and others for its networks and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its future funding to the continuing development and marketing of this product.

     The Company estimates that it will require $450,000 to fund its operations for the next year. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The Company has issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $150,000, for total borrowings of $500,000. These notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004. Management believes that the necessary funding to implement the Company's business plan has been obtained. However, at the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flow from operations, it will be dependent upon external sources of best efforts financing or loans from its officers and directors.

ITEM  7.  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

The  Board  of  Directors
Rockport  Healthcare  Group,  Inc.
Houston,  Texas

We have audited the accompanying consolidated balance sheets of Rockport Healthcare Group, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Rockport Healthcare Group, Inc. and subsidiaries will continue as a going concern. As more fully disclosed in Note 8 to the financial statements, the Company has incurred an accumulated net loss of $5,759,646 through March 31, 2001. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 8. The financial statements do not include adjustments that might result from the outcome of this uncertainty.



Hein  +  Associates  LLP



Houston,  Texas
May  31,  2001

                                   ROCKPORT  HEALTHCARE  GROUP,  INC.
                                          AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                           March 31,     March 31,
                                                                             2001          2000
                                                                         ------------  ------------
                              ASSETS
Current assets:
    Cash                                                                 $    66,722   $   133,258
    Accounts receivable, net of allowance of $20,000 at March 31, 2001       326,630       100,716
    Prepaid expenses                                                          16,351           980
                                                                         ------------  ------------
        Total current assets                                                 409,703       234,954
                                                                         ------------  ------------
Property and equipment:
    Office furniture and equipment                                            38,704        37,729
    Computer equipment and software                                           80,254        65,025
    Telephone equipment                                                       15,734        15,734
                                                                         ------------  ------------
                                                                             134,692       118,488
    Less accumulated depreciation                                            (64,639)      (40,558)
                                                                         ------------  ------------
        Net property and equipment                                            70,053        77,930
                                                                         ------------  ------------
Other assets:
    Deposits                                                                   9,038         9,038
    Accounts receivable, other                                                    --        81,250
    Capitalized loan costs, net                                                   --        33,333
    Intangible assets, net                                                   113,004       126,739
                                                                         ------------  ------------
                                                                             122,042       250,360
                                                                         ------------  ------------
        Total assets                                                     $   601,798   $   563,244
                                                                         ============  ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                              $   156,976   $    84,788
    Notes payable to related parties                                              --       393,165
    Due to directors, officers and employees                                  29,750       191,994
    Other current liabilities                                                170,263       278,523
                                                                         ------------  ------------
        Total current liabilities                                            356,989       948,470
                                                                         ------------  ------------
Long-term debt                                                               200,000            --
                                                                         ------------  ------------
Commitments and contingencies (Note 5 )
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                 --            --
    Common stock, $.001 par value, 20,000,000 shares authorized,
      12,997,822 and 6,210,127 shares issued and outstanding at
      March 31, 2001 and 2000, respectively                                   12,997         6,210
    Additional paid-in capital                                             5,791,458     3,702,152
    Accumulated deficit                                                   (5,759,646)   (4,093,588)
                                                                          ------------  -----------
                                                                              44,809      (385,226)
                                                                         ------------  ------------
        Total liabilities and shareholders' equity (deficit)             $   601,798   $   563,244
                                                                         ============  ============

See accompanying notes to consolidated financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                          2001          2000
                                                      ------------  ------------
Revenue                                               $ 1,091,288   $   293,193
Cost of sales                                             344,124        63,080
                                                      ------------  ------------
        Gross profit                                      747,164       230,113
                                                      ------------  ------------

Operating expenses:
  General and administrative expenses                   2,280,586     1,781,691
  Depreciation and amortization                            71,149       330,473
                                                      ------------  ------------
        Total operating expenses                        2,351,735     2,112,164
                                                      ------------  ------------

Loss from operations                                   (1,604,571)   (1,882,051)
Interest, net                                              61,487        96,430
                                                      ------------  ------------
Net loss                                              $(1,666,058)  $(1,978,481)
                                                      ============  ============

Net loss per share - basic and diluted                $     (0.18)  $     (0.38)
                                                      ============  ============

Weighted average number of common shares outstanding    9,220,300     5,243,231
                                                      ============  ============

See  accompanying  notes  to  consolidated  financial  statements.

                                          ROCKPORT  HEALTHCARE  GROUP,  INC.
                                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                                         Total
                                                          Common Stock      Additional                Shareholders'
                                         Stock       ---------------------    Paid-in    Accumulated     Equity
                                     Subscriptions     Shares      Amount     Capital      Deficit      (Deficit)
                                    ---------------  -----------  --------  -----------  ------------  ------------
Balances March 31, 1999             $   (1,086,487)   4,937,169   $ 4,938   $2,924,802   $(2,115,107)  $  (271,854)
Stock issued for cash                           --      527,618       527      691,684            --       692,211
Stock issued for services                       --       66,710        66      117,122            --       117,188
Stock issued in connection with
  loans                                         --       50,000        50       99,950            --       100,000
Stock issued for an acquisition                 --       37,500        38       37,462            --        37,500
Debt converted to equity                        --    1,032,530     1,032      760,043            --       761,075
Stock warrants sold                             --           --        --       17,532            --        17,532
Reduction of stock subscription
  receivable to amounts collected          920,400     (441,400)     (441)    (940,959)           --       (21,000)
Collection of stock subscriptions          166,087           --        --       (5,484)           --       160,603
Net loss                                        --           --        --           --    (1,978,481)   (1,978,481)
                                    ---------------  -----------  --------  -----------  ------------  ------------
Balances March 31, 2000                         --    6,210,127     6,210    3,702,152    (4,093,588)     (385,226)
Stock issued for cash                           --    4,721,391     4,721    1,260,633            --     1,265,354
Debt converted to equity                        --    1,616,616     1,617      692,395            --       694,012
Stock issued for interest payments              --       97,250        97       25,924            --        26,021
Stock issued for services                       --      244,258       244       55,664            --        55,908
Stock issued for accrued expenses               --      108,180       108       54,690            --        54,798
Net loss                                        --           --        --           --    (1,666,058)   (1,666,058)
                                    ---------------  -----------  --------  -----------  ------------  ------------
Balances March 31, 2001             $           --   12,997,822   $12,997   $5,791,458   $(5,759,646)  $    44,809
                                    ===============  ===========  ========  ===========  ============  ============

See  accompanying  notes  to  consolidated  financial  statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                      AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                                     2001          2000
                                                                 ------------  ------------
Cash flows used by operating activities:
    Net loss                                                     $(1,666,058)  $(1,978,481)
    Adjustments to reconcile net loss to cash used by operating activities:
        Depreciation                                                  24,081        20,140
        Amortization                                                  47,068       310,333
        Issuance of stock for services                                55,908       117,188
        Issuance of stock for interest payments                       26,021            --

        Changes in assets and liabilities:
            Accounts receivable - trade and other                  (144,664))     (168,609)
            Prepaid expenses                                         (15,371)           48
            Accounts payable                                          72,188        20,112
            Due to directors, officers and employees                 (28,017)           --
            Other current liabilities                                (62,689)      153,734
            Other assets                                                  --           979
                                                                 ------------  ------------
Cash used by operating activities                                 (1,691,533)   (1,524,556)
                                                                 ------------  ------------

Investing activities:
    Purchase of fixed assets                                         (16,204)      (16,415)
    Investments acquired                                                  --       (37,500)
                                                                 ------------  ------------
Cash used by investing activities                                    (16,204)      (53,915)
                                                                 ------------  ------------

Financing activities:
    Proceeds from sale of stock                                    1,265,354       692,211
    Proceeds from stock subscriptions                                     --       160,603
    Proceeds from notes payable                                      444,225     1,105,496
    Repayments of notes payable                                      (68,378)     (281,433)
    Sale of stock warrants                                                --        17,532
                                                                 ------------  ------------
Cash provided by financing activities                              1,641,201     1,694,409
                                                                 ------------  ------------
Net increase (decrease) in cash                                      (66,536)      115,938
Cash and cash equivalents, beginning of year                         133,258        17,320
                                                                 ------------  ------------
Cash and cash equivalents, end of year                           $    66,722   $   133,258
                                                                 ============  ============

Non-cash transactions:
    Stock issued to convert debt                                 $   694,012   $   761,075
    Stock cancelled for subscriptions                                     --       (21,000)
    Stock issued for accrued expenses                                 54,798            --
    Non-cash assets of Primary Provider Management Company                --        37,500
                                                                 ============  ============

See  accompanying  notes  to  consolidated  financial  statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Note  1.     Organization  and  Nature  of  Business

     Rockport Healthcare Group, Inc., a Delaware corporation (the "Company"), formerly Protokopos Corporation, was incorporated on May 4, 1992. The Company had no operating history other than organizational matters until December 17, 1997, at which time the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. ("Rockport Texas").

     The Company was established to develop and/or acquire business entities that deliver comprehensive, integrated products and/or services to targeted healthcare populations. The Company designs, develops, operates and maintains medical and healthcare provider networks for employers, bill review companies, third party administrators and insurance companies involved in occupational injuries and illnesses (workers' compensation). The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below state maximum fee schedules or usual and customary charges for workers' compensation. The Company generates revenue by receiving as a fee, a percentage of the savings realized by its customers, which savings is the difference between the state maximum fee schedules or usual and customary charges and the Company's contracted rates with the healthcare providers in its networks. The Company's goal is to develop and deliver high value, quality healthcare services and programs that create provider and customer satisfaction as well as result in appropriate financial return to investors in the Company.

Note  2.     Summary  of  Significant  Accounting  Policies

a)   Consolidation

     As  of  March 31, 2001, the Company had five (5) wholly owned subsidiaries:
     Rockport Advanced Care, Inc., Rockport Community Network, Inc., Rockport Group of Texas, Inc., Rockport Occupational Network, Inc. and Rockport Preferred, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying audited consolidated financial statements.

b)   Cash  and  Cash  Equivalents

     Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts.

c)   Property  and  Equipment

     Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated economic lives of the assets which range from three to seven years.

d)   Income  Taxes

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

e)   Long-lived  Assets

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

f)   Use  of  Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

g)   Loan  Fees

     Loan fees incurred to obtain financing aggregating $500,000 were amortized using the interest yield method over the term of the related notes payable. Accumulated amortization aggregated $500,000 and $466,667 at March 31, 2001 and 2000, respectively.

h)   Provider  Contracts

     Amounts paid for provider contracts are amortized to expense on the straight-line method over the estimated useful lives of the contracts of ten to twenty years. Accumulated amortization aggregated $24,345 and $10,610 at March 31, 2001 and 2000, respectively.

i)   Comprehensive  Income  (Loss)

     Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net loss for the years ended March 31, 2001 and 2000.

j)   Revenue  Recognition

     Revenue is recognized as products and services are delivered and earned. Losses are recognized when reasonable estimates of the amount of the loss can be made.

k)   Earnings  (Loss)  Per  Share

     The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic net loss per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible debt.

     During the year ended March 31, 2001, options to purchase 577,900 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. There were no options outstanding during the year ended March 31, 2000. During the years ended March 31, 2001 and 2000, warrants to purchase 70,128 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the years ended March 31, 2001 and 2000, common shares of 150,000 and 392,540, respectively, which would result from conversion of the Company's convertible debt were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

l)   Stock-Based  Compensation

     On December 7, 2000, the Company granted options to purchase 577,900 shares of common stock to certain employees and a non-employee at an exercise price of $.25 per share, which was the fair market value on the date of grant. Vesting periods range from immediate upon the date of grant to four years from the option grant date. These stock options were issued under the 2000 Long-Term Incentive Plan (the "Plan") that at March 31, 2001, is subject to shareholder approval. Even though shareholder approval has not occurred, the options were deemed to be outstanding, as approval is assured because management and the Board of Directors, collectively, have voting control of the outstanding common stock of the Company. No compensation expense has been recorded related to these option grants because the exercise price of the options exceeded the fair market value of the underlying common stock on the date of grant.

m)   Fair  Value  of  Financial  Instruments

     The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

n)   Reclassifications

     The Company has reclassified certain costs and expenses and current liabilities for the year ended March 31, 2000, to facilitate comparison to the year ended March 31, 2001.

Note  3.     Stock  Subscription  Receivable

     The Company had a stock subscription receivable as of March 31, 1999, due from a third party. Of the original amount subscribed, $160,603 was collected during the year ended March 31, 2000. The balance of the receivable was eliminated by canceling the stock originally issued.

Note  4.     Notes  Payable  to  Related  Parties

     Notes  payable  consist  of  the  following:

                                                                     March 31,
                                                                ------------------
                                                                  2001      2000
                                                                --------  --------
     Unsecured note payable to a shareholder, due in monthly
         installments  of  $2,482,  with  interest  at  8%.     $     --  $ 11,260

     Convertible  notes  payable  to  a  shareholder,  with
         interest  at  15%. The notes are guaranteed by two
         officers and shareholders and are convertible into
         150,000 shares of Company common stock at any time
         before  April  1, 2003. The Company issued 150,000
         shares  of  its  common  stock  in connection with
         these  notes.                                            200,000   200,000

     Convertible  note  payable  to  a  shareholder,  due in
         monthly  installments  of  $26,725,  with  18%
         interest,  due  January  2001.  These  notes  were
         collateralized  by  all  Company  assets  and were
         convertible  into 300,000 shares of Company common
         stock at any time before January 2001. On June 29,
         2000, the shareholder exercised the convertibility
         feature  of  the  notes  and  the  Company  issued
         238,640  shares  of  common  stock  in  connection
         therewith.                                                   --   181,905
                                                                --------  --------
     Total                                                      $200,000  $393,165
                                                                ========  ========

     On March 31, 2001, $137,160 of principal and interest due on a note to an executive officer and director and $145,524 of principal and interest due on a note to another director were converted into 1,130,733 shares of the Company's restricted common stock.

     On June 29, 2000, $300,000 of advances due under a note to a shareholder and a director of the Company and $178,980 of principal and interest due on convertible notes payable to another shareholder, who is also a director of the Company, were converted into 638,640 shares of the Company's restricted common stock.

     On March 31, 2000, $754,466 of principal and interest due under a note to a shareholder and a director of the Company was converted into 1,005,955 shares of the Company's restricted common stock.

Note  5.     Commitments  and  Contingent  Liabilities

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2006. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

            Years Ending March 31,
            ----------------------
                    2002                   $225,428
                    2003                    227,776
                    2004                    232,710
                    2005                    230,668
                    2006                     52,023
                                           --------
                        Total              $968,605
                                           ========

     One of the Company's subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the holder at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the reverse merger.

     The Company had previously entered into a consulting agreement with a director of the Company, effective April 1, 2000 and expiring on March 31, 2001, that provided for a fixed consulting fee of $12,500 per month to the director and an overwrite of two percent (2%) of the Company's gross revenues to the director payable out of future positive cash flow of the Company. During March 2001, the Company and the director entered into a waiver of rights agreement whereby the director unilaterally agreed to completely waive his right to the fixed consulting fee and the accrued amount of the overwrite.

     On October 19, 2000, the Company settled a dispute with a former business associate. In exchange for this former business associate's release of all claims against the Company, the Company agreed to pay the former business associate the sum of $60,000 in cash and issue to him 100,000 shares of the Company's restricted common stock which was valued at $20,000.

Note  6.     Stock  Options  and  Warrants

     Long-Term  Incentive  Plan

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "Plan"). In order to become and remain fully effective, the Plan must be approved by the shareholders of the Company on or before December 6, 2001. None of the options granted pursuant to the Plan may be exercised unless and until the Plan is approved by the shareholders of the Company. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2001, incentive stock options to purchase 527,900 shares exercisable at $.25 per share that vest over a three-year period were granted subject to shareholder approval of the Plan. As of March 31, 2001, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were granted subject to shareholder approval of the Plan.

     Stock  option  activity  during  the  period  indicated  is  as  follows:

                                                   Weighted
                                     Number of      Average
                                      Shares    Exercise Price
                                     ---------  ---------------
     Outstanding, beginning of year         --  $            --
         Granted                       577,900              .25
         Exercised                          --               --
         Forfeited                          --               --
         Expired                            --               --
                                     ---------  ---------------
     Outstanding, end of year          577,900  $           .25
                                     =========  ===============
     Exercisable, end of year           50,000  $           .25
                                     =========  ===============

     At March 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $.25 and 3 years, respectively. At March 31, 2001, the number of vested options, which are not exercisable until approval of the Plan by the shareholders, was 50,000 and the weighted average exercise price of those options was $.25. The weighted average grant date fair value of the options issued in 2001 amounted to $.2482.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's March 31, 2001, net loss would have been changed to the pro forma amount indicated below.

                                                    March 31,
                                                      2001
                                                  -------------
     Net loss:
       As reported                                 $(1,666,058)
       Pro forma                                   $(1,746,139)

     Stock  Warrants
     During the fiscal year ended March 31, 2000, the Company sold warrants to purchase 70,128 shares of restricted common stock of the Company at any time until September 1, 2002, at a price of $1.75 per share. The warrants were sold for $.25 per share. Total proceeds from the sale of the warrants amounted to $17,532. No warrants have been exercised as of March 31, 2001.

Note  7.     Related  Party  Transactions

     The Company incurred management fees to two executive officers , who are also directors, in the amount of $182,500 for the year ended March 31, 2000.

     See Note 4 "Notes Payable to Related Parties" for a discussion of financing provided by related parties.

     During the year ended March 31, 2001, the Company sold 4,060,838 shares of its common stock to two directors of the Company at prices ranging from $.20 to $.75 per share for total proceeds of $1,151,020.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2001 and 2000, Bannon earned $19,954 and $5,045, respectively.

Note  8.     Going  Concern

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has incurred an accumulated net loss of $5,759,646 through March 31, 2001. This matter raises substantial doubt about the Company's ability to continue as a going concern.

     The Company has funded its operations through the sale of Company common stock, borrowed funds from outside sources and converted employee and director debt to common stock of the Company. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The Company has issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $150,000, for total borrowings of $500,000. These notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004. Although management believes the funding necessary to implement its business plan has been obtained, should the Company experience a shortfall in operating cash flow, the Company may not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

Note  9.     Income  Taxes

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2001 and 2000, are as follows:

                                               March 31,
                                       --------------------------
                                           2001          2000
                                       ------------  ------------
     Accrual to cash conversion        $    13,700   $   159,000
     Net operating loss carryforwards    1,713,000     1,017,000
     Valuation allowance                (1,726,700)   (1,176,000)
                                       ------------  ------------
        Net deferred tax asset         $        --   $        --
                                       ============  ============

     The increase in the valuation allowance during fiscal 2001 of $550,700 is the result of additional losses incurred during the year.

     As of March 31, 2001, the Company has net operating loss carryforwards of approximately $5,000,000 which begin to expire in 2012 through 2016. Future utilization of the net operating loss carryforwards may be limited by changes in the ownership of the Company under section 382 of the Internal Revenue Code.

     The difference between the actual income benefit of zero for fiscal years 2001 and 2000 and the expected benefit using the statutory income tax rate of 34% results from the 100% valuation allowance on the deferred tax assets at each year end.

Note  10.     Significant  Concentration

     Two customers accounted for approximately 17.2% and 14.5% of sales for the year ended March 31, 2001 and for approximately 9% and 25% of accounts receivable at March 31, 2001.

Note  11.     Subsequent  Events

     On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The Company has issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $150,000, for total borrowings of $500,000. These notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information was "previously reported," as defined in Rule 12b-2 of the Exchange Act.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Set forth in the following table are the names of the directors and each of the executive officers and senior management, their respective positions and ages, and the year each director was first elected. The members of the Board of Directors of the Company serve until the next annual meeting of shareholders, or until their successors have been elected and have been qualified. The executive officers and senior management serve at the pleasure of the Board of Directors. Additional information concerning each of these individuals follows the table.

        Name           Age      Position with the Company       Director Since
        ----           ---      -------------------------       --------------

John K. Baldwin         67  Chairman of the Board               December 1997
Harry M. Neer           61  President, Chief Executive Officer
                            and Director                        December 1997
Larry K. Hinson         55  Secretary, Treasurer and Director   December 1997
Robert D. Johnson       54  Director                            September 2000
Eric H. Kolstad         40  Director                            March 2000
Carl A. Chase           51  Senior Vice President -
                            Budgets & Controls                              --
Gregory H. Neer         33  Senior Vice President -
                            Operations                                      --
Mark C. Neer            37  Senior Vice President -
                            Business Development                            --
William W. Wollenberg   47  Senior Vice President -
                            National Marketing & Sales                      --

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

     Harry M. Neer. Mr. Neer has been President, Chief Executive Officer and a director of the Company since 1997. Mr. Neer has a Masters degree in Hospital Administration and his entire career has been in the healthcare delivery and managed healthcare industry. Mr. Neer's experience includes serving as President of USA Health Network, as Division Vice President of the Hospital Corporation of America (HCA) and as President of the Presbyterian Hospital System in Oklahoma City, Oklahoma. From November 1994 to November 1997, Mr. Neer was a principal of Rockport Group of Texas, Inc. From January 1993 to October 1994, Mr. Neer was President of USA Health Holding Company, a holding company for a group of managed healthcare companies. Prior to 1993, Mr. Neer was a consultant for USA Healthcare Network, Inc. and the Columbia Hospital
Systems.  Mr.  Neer  is  the  father  of  Gregory  H.  Neer  and  Mark  C. Neer.

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

     Robert D. Johnson. Mr. Johnson was a director of the Company from September 1998 to August 1999 and rejoined the Board of Directors on September 7, 2000. Since 1986, Mr. Johnson has been Chief Executive Officer and Owner of Bannon Energy Incorporated, an independent oil and gas company located in Houston, Texas. Mr. Johnson formed Bannon in 1986 with a $1,000 initial investment. In 1996, Bannon sold substantially all of its oil and gas assets for $38 million. During the past five years, Bannon has focused on venture capital investments in start-up companies and trading of common stocks and options of publicly traded companies. Bannon owned a majority of the membership interests in Newton Healthcare Network, LLC when it was acquired by Rockport Healthcare Group, Inc. and as a result of the acquisition of Bannon's interest, Mr. Johnson was elected as a director of the Company. Bannon owned a majority interest in InfraResources, LLC, a provider of information technology personnel on a contract basis, which was sold to ClearWorks.net, Inc. in April 1998. Mr. Johnson has a Bachelors degree in Engineering and 30 years of experience in the oil and gas industry in various management positions with major and independent oil and gas companies.

     Eric H. Kolstad. Mr. Kolstad is currently an investment advisor with Capstone Investments, Newport Beach, California. In 1985, Mr. Kolstad joined Merrill Lynch's Private Client Group in Newport Beach and then in 1997 joined Capstone Investments. Mr. Kolstad has been responsible for securing private placement seed capital for numerous high tech companies, including; AdForce, Inc., 2CanMedia, Incand Omnigon, Inc. Mr. Kolstad, in addition to his Capstone responsibilities, is currently General Partner of Cristal Investments, LLC, the general partner of a hedge fund for accredited investors.

     Carl A. Chase. Mr. Chase has been Senior Vice President - Budgets & Controls for the Company since April 2001. His responsibilities include SEC reporting and compliance, sales and marketing, investor relations, internal audit, budgeting and financial analysis, investment banking, contracts, human resources and acquisitions. Prior to joining Rockport, Mr. Chase was an independent consultant to Rockport from June 2000 and from August 1999 to May 2000, was Chief Financial Officer of ClearWorks.net, Inc. Mr. Chase also served as Chief Financial Officer of Bannon Energy Incorporated, an independent oil and gas company, from December 1992 to August 1999. Mr. Chase has over 25 years experience in the areas of finance, accounting and administration with both private and public companies. He has held various positions with both major and independent oil and gas companies where his responsibilities included SEC reporting and compliance, obtaining financing for capital programs, mergers and acquisitions, budgeting and forecasting and policies, procedures and internal controls. Mr. Chase received a Bachelor of Accountancy degree from the University of Oklahoma in 1975.

     Gregory H. Neer. Mr. Neer has been Senior Vice President - Operations since 1998. Mr. Neer's responsibilities include the development and maintenance of the Company's proprietary repricing software system. Mr. Neer has in excess of 6 years' experience in information systems, sales and project management. Through the past six years, Mr. Neer has improved and maximized companies' resources through development of user-friendly interfaces including: Information System Consultant for Vauter Door Co., where he created and developed an interactive door manufacturing Windows' based application while working closely with management and staffed employees to tailor the program to specific needs; Sales Engineer/Project Manager for Stewart & Stevenson Services where he created and integrated Microsoft Access applications to track, manage and analyze trends and the status of requests for quotes, business contracted and loss.

     Mark C. Neer. Mr. Neer has been Senior Vice President - Business Development since January 2000. Mr. Neer has a Bachelors degree in English Literature with a double minor in Business Administration and Psychology. Mr. Neer has over twelve years' experience in physician practice management and healthcare consulting. He served as Director of Regional Operations for CareSelect Group, Inc., a national physician practice management company with responsibility for 22 specialty physicians, over 120 employees and an annual budget of $15 million in revenue. Prior to CareSelect, Mr. Neer served as a principal and senior healthcare consultant for Tactical Integration, Inc. representing Baylor College of Medicine, OrNda Health Care Systems, Cigna Health Care, and Blue Cross/Blue Shield of Texas. From 1988 to 1994, Mr. Neer served as the Administrator for a group of occupational medical clinics with responsibility for operating the facilities and developing the marketing programs that met industries' needs.

     William W. Wollenberg. Mr. Wollenberg has been Senior Vice President - National Marketing and Sales since 1998. Mr. Wollenberg has a Bachelors degree in Criminal Justice Administration. Mr. Wollenberg has in excess of 20 years' experience in the healthcare industry. Prior to 1987, Mr. Wollenberg held various management positions in the workers' compensation healthcare industry. From 1987 to 1991, Mr. Wollenberg was Vice President and Co-founder of Work Reconditioning Systems, Inc., which was one of the first nationally recognized industrial based work hardening programs. From 1991 to 1998, Mr. Wollenberg was Senior Sales Manager and National Accounts Director for CNN/Medview Services, Inc. in Monument, Colorado.

     Members of the Board of Directors, regardless of whether employed by the Company, are not compensated for meeting attendance or otherwise, but are entitled to reimbursement for travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements except all the officers and directors did not timely file their Form 3's.

ITEM  10.  EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

     The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the named executive officers:

                                  SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM COMPENSATION
                                        ANNUAL COMPENSATION                  AWARDS
                                    --------------------------  -------------------------------
                                                                                    Securities
Name and                    Fiscal     Salary        Bonus       Restricted Stock   Underlying
Principal Position           Year       ($)           ($)           Awards ($)      Options (#)
--------------------------  ------  ------------  ------------  ------------------  -----------
Harry M. Neer,               2001   $150,000           --               --            150,000
President and Chief          2000   $106,500 (1)       --               --              --
Executive Officer            1999   $98,500  (2)       --                               --
--------------------------  ------  ------------  ------------  ------------------  -----------
Larry K. Hinson,             2001   $150,000           --               --            125,000
Secretary and Treasurer      2000   $109,500 (1)       --               --              --
                             1999   $98,500  (2)       --                               --
--------------------------  ------  ------------  ------------  ------------------  -----------
Mark C. Neer                 2001   $130,000           --               --            20,000
Senior Vice President -      2000   $16,250            --               --
Business Development
--------------------------  ------  ------------  ------------  ------------------  -----------
William W. Wollenberg        2001   $221,250      $45,789 (3)           --            37,500
Senior Vice President -      2000   $240,000      $10,623 (3)           --              --
National Sales &             1999   $240,000           --          $100,000-(3)         --
Marketing
--------------------------  ------  ------------  ------------  ------------------  -----------

----------------

(1) Does not include management fees that were accrued to Messrs. Neer and Hinson at March 31, 2000 of $21,000 and $3,000, respectively, which accruals were reversed during the year ended March 31, 2001. Does include management fees paid to Messrs. Neer and Hinson of $80,000 and $82,000, respectively.


(2) Includes salary that was accrued at March 31, 1999 to Messrs. Neer and Hinson of $11,000 and $10,000, respectively, which was paid during the year ended March 31, 2000.

(3) Mr. Wollenberg earned total commissions of $45,789 during the fiscal year ended March 31, 2001, of which $23,289 was paid through the issuance of 93,157 shares of Company common stock, $18,750 was paid in cash and $3,750 was accrued and paid in cash in April 2001. Mr. Wollenberg earned total commissions of $10,623 during the fiscal year ended March 31, 2000, of which $9,500 was paid in cash during the fiscal year ended March 31, 2000, and $1,123 was accrued and subsequently paid during the year ended March 31, 2001 through the issuance of 4,492 shares of Company common stock. On September 1, 1998, Mr. Wollenberg was issued 100,000 shares of Company common stock.

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended March 31, 2001, to the Company's named executive officers:

                             OPTION GRANTS IN LAST FISCAL YEAR
                                      (Individual Grants)


                          Number of
                          Securities     Percent of Total
                          Underlying      Options Granted
                       Options Granted    to Employees in    Exercise or Base
Name                         (#)            Fiscal Year      Price ($/Share)    Expiration Date
---------------------  ----------------  -----------------  ------------------  ---------------
Harry M. Neer                   150,000              28.4%  $              .25          12/7/04
Larry K. Hinson                 125,000              23.7%  $              .25          12/7/04
Gregory H. Neer                  53,500              10.1%  $              .25          12/7/04
Mark C. Neer                     20,000               3.8%  $              .25          12/7/04
William W. Wollenberg            37,500               7.1%  $              .25          12/7/04

     The options described above were issued pursuant to the 2000 Long-Term Incentive Plan and will become exercisable only upon approval of that plan by the shareholders of the Company as described below in "Long-Term Incentive Plan". The options are shown in this table and also in the Summary Compensation Table under "Securities Underlying Options".

                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                    AND FISCAL YEAR-END OPTION VALUES

                          Shares
                         Acquired      Value      Number  of  Securities       Value  of  Unexercised
                       on Exercise    Realized    Underlying Unexercised            In-the-Money
Name                       (#)          ($)        Options at FY-End (#)        Options at FY-End ($)
---------------------  -----------  -----------  -----------  -------------  -----------  -------------
                                                 Exercisable  Unexercisable  Exercisable  Unexercisable
---------------------  -----------  -----------  -----------  -------------  -----------  -------------
Harry M. Neer                   --           --           --        150,000           --             --
Larry K. Hinson                 --           --           --        125,000           --             --
Gregory H. Neer                 --           --           --         53,500           --             --
Mark C. Neer                    --           --           --         20,000           --             --
William W. Wollenberg           --           --           --         37,500           --             --

     The closing price of the Company's common stock as of the end of the fiscal year ended March 31, 2001, was $.25 per share, which is equal to the exercise price of all of the above options. As such, no value has been attributed to the options in the above table pursuant to SEC regulations.

LONG-TERM  INCENTIVE  PLAN

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "Plan"). In order to become and remain fully effective, the Plan must be approved by the shareholders of the Company on or before December 6, 2001. None of the options granted pursuant to the Plan may be exercised unless and until the Plan is approved by the shareholders of the Company. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2001, incentive stock options to purchase 527,900 shares exercisable at $.25 per share that vest over a three-year period were granted subject to shareholder approval of the Plan. Of this amount, 386,000 were issued to officers of the Company. As of March 31, 2001, non-qualified stock options to purchase 50,000 shares were granted to an officer of the Company, exercisable at $.25 per share and immediately exercisable subject to shareholder approval of the Plan. As of March 31, 2001, options to purchase 422,100 shares were available to be granted pursuant to the Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

     The Company has entered into identical employment agreements with Messrs. Neer and Hinson. The employment agreements have one-year terms expiring December 31, 2001, which are automatically renewed for successive one-year periods, unless terminated by either party on three months notice, whereby each individual receives a fixed annual salary of $150,000. If the Company terminates the employment agreement without cause before the expiration of the agreement, the terminated executive will receive a lump-sum payment equal to one-half of his base annual salary. Mr. Chase has a one-year employment agreement with the Company expiring March 31, 2002, whereby he receives a fixed annual salary of $120,000 and a sign-on bonus of 100,000 shares of restricted common stock. If the Company terminates the employment agreement without cause before the expiration of the agreement, Mr. Chase will receive a lump-sum payment equal to one-half of his base annual salary. Mr. Wollenberg has a two year employment agreement with the Company expiring December 31, 2002, whereby he receives a fixed annual salary of $150,000 and a commission based on various percentages of revenues earned by the Company from business directly attributable to his efforts. If the Company terminates the employment agreement without cause before the expiration of the agreement, Mr. Wollenberg will receive a lump-sum payment equal to one and one-half times his base annual salary. There are no employment agreements with Gregory H. Neer or Mark C. Neer.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     As of May 31, 2001, there were 13,204,488 shares of common stock outstanding. The following table sets forth information as of that date with respect to the beneficial ownership of common stock by each director and nominee for director, by each named executive officer and, by all directors and executive officers as a group and by each other person known by the Company to be the beneficial owner of more than five percent of the common stock:

Name and Address of                       Number of Shares         Percentage of
Beneficial Owner                       Beneficially Owned (1)  Outstanding Shares (2)
-------------------------------------  ----------------------  ----------------------
John K. Baldwin
901 Highland Avenue
Del Mar, CA 92014                               5,390,686 (4)                   38.4%
-------------------------------------  ----------------------  ----------------------
Harry M. Neer (3)                                  1,096,755                     8.3%
-------------------------------------  ----------------------  ----------------------
Larry K. Hinson (3)                               324,955 (5)                    2.5%
-------------------------------------  ----------------------  ----------------------
Robert D. Johnson
13606 Bermuda Dunes Ct.
Houston, TX 77069                               2,483,668 (6)                   18.6%
-------------------------------------  ----------------------  ----------------------
Eric H. Kolstad
317 Stonecliffe Isle
Irvine, CA 92612                                      85,500                       *
-------------------------------------  ----------------------  ----------------------
Carl A. Chase (3)                                376,450  (7)                    2.8%
-------------------------------------  ----------------------  ----------------------
Gregory H. Neer (3)                                   25,000                       *
-------------------------------------  ----------------------  ----------------------
Mark C. Neer (3)                                      50,000                       *
-------------------------------------  ----------------------  ----------------------
William W. Wollenberg (3)                            197,649                     1.5%
-------------------------------------  ----------------------  ----------------------
All Executive Officers and Directors
    as a group (9 persons)                        10,030,663                    70.5%
-------------------------------------  ----------------------  ----------------------

*  Less than one percent
______________

(1) "Beneficial ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Based on the number of shares of common stock outstanding (13,204,488) at the close of business on May 31, 2001.

(3) The address of such person is in care of the Company, 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027.

(4) Includes 833,333 shares of common stock assuming Mr. Baldwin converts $300,000 of principal on three-year 10% convertible subordinated unsecured notes issued by the Company due June 17, 2004, into Company common stock. Does not include the conversion of any interest accrued and not paid on such notes.

(5) Includes 108,318 shares of common stock held jointly by Mr. Hinson and his former spouse, of which Mr. Hinson has complete voting power.

(6) Includes 138,889 shares of common stock assuming Mr. Johnson converts $50,000 of principal on three-year 10% convertible subordinated unsecured notes issued by the Company due June 10, 2004, into Company common stock. Does not include the conversion of any interest accrued and not paid on such notes.

(7) Includes options to purchase 50,000 shares of common stock at an exercise price of $.25 per share expiring December 7, 2004, held by Mr. Chase. These options were granted pursuant to the 2000 Long-Term Incentive Plan and will become exercisable only upon approval of the 2000 Long-Term Incentive Plan by the shareholders. Also includes 60,000 shares held by Mr. Chase's spouse.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

     John K. Baldwin, Chairman of the Board of Directors of the Company, has purchased common stock for cash and has made certain advances of operating capital during the two fiscal years ended March 31, 2001 and 2000, in the aggregate amount of $1,728,158. Mr. Baldwin has received 3,990,461 shares of common stock as a result of these stock purchases and advances.

     Mr. Baldwin had a consulting agreement with the Company effective April 1, 2000, which expired March 31, 2001, whereby he earned a fixed consulting fee of $12,500 per month and a two percent (2%) overwrite on the gross sales of the Company and its subsidiaries. On March 31, 2001, the Company and Mr. Baldwin entered into a waiver of rights agreement, whereby Mr. Baldwin unilaterally agreed to completely waive his right to the fixed consulting fee and the accrued amount of the overwrite.

     Mr. Baldwin has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement expires on March 31, 2002. Mr. Baldwin has a consulting agreement with the Company effective April 1, 2001, whereby he is to perform various management services to the Company and earns a consulting fee equal to a two percent (2%) overwrite on the gross sales of the Company and its subsidiaries. This agreement expires March 31, 2002.

     On June 18, 2001, the Company issued $300,000 principal amount of three-year convertible subordinated unsecured notes to Mr. Baldwin, which notes are convertible into Company common stock at $.36 per share any time prior to June 17, 2004.

     Harry M. Neer, President, Chief Executive Officer and a director of the Company, has made certain advances of operating capital during the fiscal year ended March 31, 2001, in the amount of $129,225. On March 31, 2001, the advanced operating capital plus accrued interest was converted to equity by the Company's issuance of 548,639 shares of its common stock to Mr. Neer.

     Robert D. Johnson, a director of the Company, has purchased Company common stock for cash and has made certain advances of operating capital during the two fiscal years ended March 31, 2001 and 2000, in the aggregate amount of $815,000. In conjunction with these stock purchases and advances, the Company has issued 2,349,739 shares of its common stock to Mr. Johnson

     On June 11, 2001, the Company issued $50,000 principal amount of three-year convertible subordinated unsecured notes to Mr. Johnson, which notes are convertible into Company common stock at $.36 per share any time prior to June 10, 2004.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2001 and 2000, Bannon earned $19,954 and $5,045, respectively.

     On September 30 and October 22, 1999, the Company issued and sold 63,000 shares of its common stock to Mr. Eric H. Kolstad, a director of the Company, for an aggregate consideration of $63,000.

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.  The  following exhibits of the Company are included herein.

Exhibit  No.        Description
------------        -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration
                    Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-2351)
3.2 Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K/A, dated December 17, 1997)
3.3                 Bylaws  of  Registrant (incorporated by reference to Exhibit
                    3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2                 Three-year  10%  Convertible  Subordinated  Unsecured  Notes
10.1                Employment  Agreement  with  William  W.  Wollenberg
10.2                Employment  Agreement  with  Carl  A.  Chase
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5                Consulting  Agreement  with  John  K.  Baldwin
10.6                Engagement  Agreement  with  John  K.  Baldwin
10.7 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.8                2000  Long-term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
21.1                Subsidiaries  of  Registrant  (incorporated  by reference to
                    Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
23.1                Consent  of  Hein  +  Associates,  LLP

     (b) Reports on Form 8-K. - The Registrant has not filed any reports on Form 8-K during the quarter covered by this Form 10-KSB.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its Behalf by the undersigned, thereunto duly authorized

                                 ROCKPORT  HEALTHCARE  GROUP,  INC.

                                 By: /s/ Larry K.  Hinson
                                     ------------------------------------------
                                     Larry K. Hinson, Secretary and Treasurer

                                 Date:  June  28,  2001
                                        ---------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                     Date
---------------------  -----------------------------------  -------------


/s/ John K. Baldwin    Chairman of the Board                June 28, 2001
---------------------                                       -------------
John K. Baldwin

/s/ Harry M. Neer      President, Chief Executive           June 28, 2001
---------------------                                       -------------
Harry M. Neer          Officer and Director

/s/ Larry K. Hinson    Secretary, Chief Financial Officer,  June 28, 2001
---------------------                                       -------------
Larry K. Hinson        Treasurer and Director

/s/ Robert D. Johnson  Director                             June 28,2001
---------------------                                       -------------
Robert D. Johnson

/s/ Eric Kolstad       Director                             June 28, 2001
---------------------                                       -------------
Eric Kolstad

                                  EXHIBIT INDEX

Exhibit  No.        Description
------------        -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration
                    Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-2351)
3.2 Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K/A, dated December 17, 1997)
3.3                 Bylaws  of  Registrant (incorporated by reference to Exhibit
                    3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2                 Three-year  10%  Convertible  Subordinated  Unsecured  Notes
10.1                Employment  Agreement  with  William  W.  Wollenberg
10.2                Employment  Agreement  with  Carl  A.  Chase
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5                Consulting  Agreement  with  John  K.  Baldwin
10.6                Engagement  Agreement  with  John  K.  Baldwin
10.7 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.8                2000  Long-term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
21.1                Subsidiaries  of  Registrant  (incorporated  by reference to
                    Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
23.1                Consent  of  Hein  +  Associates,  LLP