Form 10QSB
period 2001-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2001-08-14
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

     For the quarterly period ended June 30, 2001

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                        33-0611497
--------------------------------               ---------------------------------
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

                             Yes [X]         No [_]

     As of August 1, 2001, there were outstanding 13,206,487 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]
     --------------------------------------------------------------------------

                             ROCKPORT HEALTHCARE GROUP, INC.
                                INDEX  TO  FORM  10-QSB
                                    JUNE  30,  2001

                                                                                         Page No.
                                                                                         --------

PART  I     FINANCIAL  INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheets                                                   3
                   June 30, 2001 (unaudited) and March 31, 2001

                  Consolidated Statements of Operations (unaudited)                             4
                   Three Months Ended June 30, 2001 and 2000

                  Consolidated Statement of Changes in Shareholders' Equity (Deficit)           5
                   Three Months Ended June 30, 2001 (unaudited) and Year Ended March 31, 2001

                  Consolidated Statements of Cash Flows (unaudited)                             6
                   Three Months Ended June 30, 2001 and 2000

                  Notes to Unaudited Consolidated Financial Statements                          7

         Item 2.  Management's Discussion and Analysis of Results of                           11
                   Operations and Financial Condition


PART II  OTHER    INFORMATION

         Item 1.  Legal Proceedings                                                            15

         Item 2.  Changes in Securities and Use of Proceeds                                    15

         Item 3.  Defaults Upon Senior Securities                                              15

         Item 4.  Submission of Matters to a Vote of Security Holders                          15

         Item 5.  Other Information                                                            15

         Item 6.  Exhibits and Reports on Form 8-K                                             16

                                 PART  I.     FINANCIAL  INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                    ROCKPORT HEALTHCARE GROUP, INC.
                                           AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                                              June 30,     March 31,
                                                                                2001          2001
                                                                            --------------------------
                               ASSETS                                        (Unaudited)
Current assets:
    Cash                                                                    $   239,776   $    66,722
    Accounts receivable, net of allowance of $20,000 at June 30, 2001 and
      March 31, 2001                                                            413,938       326,630
    Prepaid expenses                                                             18,417        16,351
                                                                            --------------------------
        Total current assets                                                    672,131       409,703
                                                                            --------------------------
Property and equipment:
    Office furniture and equipment                                               38,704        38,704
    Computer equipment and software                                              81,139        80,254
    Telephone equipment                                                          15,734        15,734
                                                                            --------------------------
                                                                                135,577       134,692
    Less accumulated depreciation                                               (70,695)      (64,639)
                                                                            --------------------------
        Net property and equipment                                               64,882        70,053
                                                                            --------------------------
Other assets:
    Deposits                                                                      9,038         9,038
    Intangible assets, net                                                      109,571       113,004
                                                                            --------------------------
                                                                                118,609       122,042
                                                                            --------------------------
Total assets                                                                $   855,622   $   601,798
                                                                            ==========================

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable, trade                                                 $   177,319   $   156,976
    Current portion long-term debt                                               33,372            --
    Due to directors, officers and employees                                     53,754        29,750
    Other current liabilities                                                   147,295       170,263
                                                                            --------------------------
        Total liabilities                                                       411,740       356,989
                                                                            --------------------------
Long-term debt, less current maturities                                         661,535       200,000
                                                                            --------------------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                    --            --
    Common stock, $.001 par value, 20,000,000 shares authorized,
      13,206,487 and 12,997,822 shares issued and outstanding at
      June 30, 2001 and March 31, 2001, respectively                             13,206        12,997
    Additional paid-in capital                                                5,837,582     5,791,458
    Accumulated deficit                                                      (6,068,441)   (5,759,646)
                                                                            --------------------------
                                                                               (217,653)       44,809
                                                                            --------------------------
Total liabilities and shareholders' equity (deficit)                        $   855,622   $   601,798
                                                                            ==========================

See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      For the Three Months Ended
                                                              June 30,
                                                      -------------------------
                                                          2001         2000
                                                      -------------------------
Revenue                                               $   438,828   $  175,720
Cost of sales                                             138,528       43,400
                                                      -------------------------
        Gross profit                                      300,300      132,320
                                                      -------------------------

Operating expenses:
  General and administrative expenses                     586,735      538,527
  Depreciation and amortization                             9,489       34,285
                                                      -------------------------
        Total operating expenses                          596,224      572,812
                                                      -------------------------

Loss from operations                                     (295,924)    (440,492)
Interest, net                                              12,871       25,231
                                                      -------------------------
Net loss                                              $  (308,795)  $ (465,723)
                                                      =========================

Net loss per share - basic and diluted                      ($.02)      ($0.07)
                                                      =========================

Weighted average number of common shares outstanding   13,154,913    6,227,110
                                                      =========================

See accompanying notes to unaudited consolidated financial statements.

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEAR ENDED MARCH 31, 2001 AND THREE MONTHS ENDED JUNE 30, 2001


                                                                                         Total
                                           Common Stock     Additional                Shareholders'
                                       -------------------   Paid-in     Accumulated     Equity
                                         Shares    Amount    Capital      Deficit      (Deficit)
                                       -----------------------------------------------------------
Balances March 31, 2000                 6,210,127  $ 6,210  $3,702,152  $(4,093,588)  $  (385,226)
Stock issued for cash                   4,721,391    4,721   1,260,633           --     1,265,354
Debt converted to equity                1,616,616    1,617     692,395           --       694,012
Stock issued for interest payments         97,250       97      25,924           --        26,021
Stock issued for services                 244,258      244      55,664           --        55,908
Stock issued for accrued expenses         108,180      108      54,690           --        54,798
Net loss                                       --       --          --   (1,666,058)   (1,666,058)
Balances March 31, 2001                12,997,822   12,997   5,791,458   (5,759,646)       44,809
                                       -----------------------------------------------------------
Stock issued for cash (unaudited)         106,665      107      21,226           --        21,333
Stock issued for services (unaudited)     102,000      102      24,898           --        25,000
Net loss (unaudited)                           --       --          --     (308,795)     (308,795)
                                       -----------------------------------------------------------
Balances June 30, 2001 (unaudited)     13,206,487  $13,206  $5,837,582  $(6,068,441)  $  (217,653)
                                       ===========================================================

See accompanying notes to consolidated financial statements.

                            ROCKPORT HEALTHCARE GROUP, INC.
                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                      (UNAUDITED)


                                                                    2001        2000
                                                                 ----------------------
Cash flows used by operating activities:
    Net loss                                                     $(308,795)  $(465,723)
    Adjustments to reconcile net loss to cash used by operating activities:
        Depreciation                                                 6,056       5,851
        Amortization                                                 3,433      28,432
        Issuance of stock for services                              25,000          --
        Issuance of stock for interest payments                         --       2,563
        Changes in assets and liabilities:
            Accounts receivable - trade and other                  (87,308)   (113,351)
            Prepaid expenses                                        (2,066)        484
            Accounts payable                                        20,343      21,928
            Due to directors, officers and employees                24,004      (8,268)
            Other current liabilities                              (22,968)      8,047
            Other                                                       --           3
                                                                 ----------------------
Cash used by operating activities                                 (342,301)   (520,034)
                                                                 ----------------------

Investing activities:
    Purchase of fixed assets                                          (885)     (8,198)
    Investments acquired                                                --     (28,000)
                                                                 ----------------------
Cash used by investing activities                                     (885)    (36,198)
                                                                 ----------------------

Financing activities:
    Proceeds from sale of stock                                     21,333     121,021
    Proceeds from notes payable                                    500,000     446,000
    Repayments of notes payable                                     (5,093)    (55,535)
                                                                 ----------------------
Cash provided by financing activities                              516,240     511,486
                                                                 ----------------------
Net increase (decrease) in cash                                    173,054     (44,746)
Cash and cash equivalents, beginning of period                      66,722     133,258
                                                                 ----------------------
Cash and cash equivalents, end of period                         $ 239,776   $  88,512
                                                                 ======================

Non-cash transactions:
    Stock issued to convert debt                                 $      --   $ 434,787
    Stock issued for accrued interest expense                    $      --   $  41,630
                                                                 ======================

See accompanying notes to consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


Note 1.  Description  of Business and Summary of Significant Accounting Policies

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three month periods ended June 30, 2001 and 2000, and the cash flows for the three months ended June 30, 2001 and 2000.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, previously filed with the Securities and Exchange Commission.

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

     As  of  June  30, 2001, the Company had five (5) wholly owned subsidiaries:
Rockport Advanced Care, Inc., Rockport Community Network, Inc., Rockport Group of Texas, Inc., Rockport Occupational Network, Inc. and Rockport Preferred, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

Note 2.  Notes  Payable

     Notes payable consist  of  the following:

                                                             June 30, March 31,
                                                            ---------------------
                                                              2001        2001
                                                            ---------  ----------
Convertible notes payable to a shareholder, with interest
  payable monthly at 15%.  The Company is paying
  $5,000 per month on the notes which includes both
  principal and interest.  The notes are personally
  guaranteed by two officers of the Company and are
  convertible into 150,000 shares of Company common
  stock at any time before April 1, 2003.  The Company
  issued 150,000 shares of its common stock in
  connection with these notes.                              $ 194,907  $  200,000

Three-year 10% convertible subordinated unsecured notes
  due June 2004.  Interest is either accrued or paid
  quarterly, as determined by the board of directors.  The
  notes are convertible into Company common stock at a
  conversion price of $.36 per share anytime before June
  2004.                                                       500,000          --
                                                            ---------  ----------
Total                                                       $ 694,907  $  200,000
                                                            =========  ==========

     On March 31, 2001, $137,160 of principal and interest due on a note to an executive officer and director and $145,524 of principal and interest due on a note to another director were converted into 1,130,733 shares of the Company's restricted common stock.

Note 3.  Commitments  and  Contingent  Liabilities

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2006. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:


             Twelve Months Ending June 30,
             -----------------------------
              2002                          $168,613
              2003                           227,776
              2004                           232,710
              2005                           230,668
              2006                            52,023
                                            --------
                     Total                  $911,790
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

     The Company had previously entered into a consulting agreement with John K. Baldwin, a director of the Company, effective April 1, 2000 and expiring on March 31, 2001, that provided for a fixed consulting fee of $12,500 per month to the director and an overwrite of two percent (2%) of the Company's gross revenues to the director payable out of future positive cash flow of the Company. During March 2001, the Company and the director entered into a waiver of rights agreement whereby the director unilaterally agreed to completely waive his right to the fixed consulting fee and the accrued amount of the overwrite.

     Mr. Baldwin has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one year term and automatically renews for one year periods thereafter unless either party terminates the agreement within sixty days prior to the end of the annual period. On June 30 2001, the Company and Mr. Baldwin modified the engagement agreement whereby the minimum guaranteed payment was increased to $6,500 per month, retroactive to April 1, 2001. During the three month period ended June 30, 2001, Mr. Baldwin earned $19,500. Mr. Baldwin has a consulting agreement with the Company effective April 1, 2001, whereby he is to perform various management services to the Company and earns a consulting fee equal to a two percent (2%) overwrite on the gross sales of the Company and its subsidiaries. During the three month period ended June 30, 2001, Mr. Baldwin earned $8,441. This agreement expires March 31, 2002.

Note 4.  Stock  Options  and  Warrants

     Long-Term  Incentive  Plan

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "Plan"). In order to become and remain fully effective, the Plan must be approved by the shareholders of the Company on or before December 6, 2001. None of the options granted pursuant to the Plan may be exercised unless and until the Plan is approved by the shareholders of the Company. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2001, incentive stock options to purchase 527,900 shares exercisable at $.25 per share that vest over a three-year period were granted subject to shareholder approval of the Plan. As of June 30, 2001, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were granted subject to shareholder approval of the Plan.

Note 5.  Related  Party  Transactions

     See Note 2 "Notes Payable" for a discussion of financing provided by related parties.

     See Note 3 "Commitments and Contingent Liabilities" for a discussion of legal and consulting services to be provided by Mr. Baldwin.

     During the year ended March 31, 2001, the Company sold 4,060,838 shares of its common stock to two directors of the Company at prices ranging from $.20 to $.75 per share for total proceeds of $1,151,020.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2001 and 2000, Bannon earned $19,954 and $5,045, respectively, and during the three month period ended June 30, 2001, Bannon earned $8,441.

Note 6.  Going  Concern

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has incurred an accumulated net loss of $6,068,441 through June 30, 2001. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 7.  Income  Taxes

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

Note 8.  Significant  Concentration

     Two customers accounted for approximately 19.7% and 20.7% of sales for the three months ended June 30, 2001, and for approximately 35.3% and 9.0% of accounts receivable at June 30, 2001. No other customers represented more than 10% of sales of the Company for the three months ended June 30, 2001.

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

     The following discussion and analysis of the Company's financial condition as of June 30, 2001, and the Company's results of operations for the three month periods ended June 30, 2001 and 2000, should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended  June  30,  2001  to  three  Months  Ended  June  30,  2000

     The following table sets forth certain operating information regarding the Company for the three month periods ended June 30, 2001 and 2000:


                                              June 30, 2001    June 30, 2000
                                              -------------------------------
     Revenue                                 $      438,828   $      175,720
     Cost of sales                                  138,528           43,400
     Gross profit                                   300,300          132,320
     General and administrative expenses            586,735          538,527
     Depreciation and amortization                    9,489           34,285
     Loss from operations                          (295,924)        (440,492)
     Interest, net                                   12,871           25,231
     Net loss                                $     (308,795)  $     (465,723)
     Net loss per share - basic and diluted  $        (0.02)  $        (0.07)


     The following summary table presents comparative cash flows of the Company for the three month periods ended June 30, 2001 and 2000:


                                                 June 30, 2001    June 30, 2000
                                                --------------------------------
     Net cash used by operating activities      $     (342,301)  $     (520,034)
     Net cash used by investing activities      $         (885)  $      (36,198)
     Net cash provided by financing activities  $      516,240   $      511,486

     Revenue. The largest source of the Company's revenue is fees it receives from employers, bill review companies, third party administrators and insurance companies whose employees, clients and insureds access and utilize the Company's healthcare provider networks for occupational injuries and illnesses. The Company contracts directly with healthcare providers for fees that are less than the state allowed maximum fees or usual and customary charges under workers' compensation laws and regulations. When an injured employee utilizes a healthcare provider within the Company's provider networks, the employer realizes savings which it would not have obtained had the employee utilized a healthcare provider not within the Company's provider networks. The agreements the Company has with its customers provide the Company with a fee based upon a percentage of the savings realized by its customers.

     At the end of the fiscal quarter ended June 30, 2001, the number of customers utilizing the Company's provider networks had increased to twenty-one, an increase of nine customers over the fiscal quarter ended June 30, 2000. The increase in the number of customers, coupled with an increase in the number of employers who are customers of the Company's customers, resulted in an increase in revenue by $263,108, or 148%, from $175,720 for the fiscal quarter ended June 30, 2000, to $438,828 for the fiscal quarter ended June 30, 2001. With respect to the source of the Company's revenue, the Company's three largest customers are the source of approximately 50% of the Company's revenue. The Company has signed numerous agreements with new customers that the Company is currently implementing for utilization of its provider networks. The Company believes revenue will continue to increase as it implements these new customers.

     Cost of sales. Cost of sales increased by $95,128, or 219%, from $43,400 during the fiscal quarter ended June 30, 2000, to $138,528 during the fiscal quarter ended June 30, 2001. The Company's cost of sales consists primarily of fees paid for sales commissions to sales personnel, fees paid for access to third party provider networks where the Company does not have its own network and commission overrides. Sales commissions and commission overrides paid by the Company are based on a percentage of revenue billed and collected. Fees for access to third party provider networks are based on a percentage of the Company's revenues from using such network.

     For the fiscal quarter ended June 30, 2001, cost of sales were comprised of sales commissions of $46,463, network access fees of $61,910, commission overrides of $16,882 and other miscellaneous costs of $13,273. Cost of sales will increase as revenue increases.

     The Company utilizes its own personnel to develop its provider networks. The Company intends to expand its own provider networks in additional areas of the country in conjunction with the expansion of its customer base. The Company's provider networks, either through direct contracting with providers or through access agreements with third party networks, currently consist of 105,752 physicians, 3,377 hospitals and 39,821 ancillary and allied healthcare providers in all 50 states and the District of Columbia. By establishing its own networks, the Company can avoid paying network access fees to access third party networks, and thereby reduce the Company's cost of sales. Costs associated with developing the Company's networks are charged to expense when incurred and are included in general and administrative expenses.

     Gross profit. The Company's gross profit increased by $167,980, or 127%, from $132,320 during the fiscal quarter ended June 30, 2000, to $300,300 during the fiscal quarter ended June 30, 2001. Gross profit as a percentage of sales decreased from 75% during the fiscal quarter ended June 30, 2000, to 68% during the fiscal quarter ended June 30, 2001. The increase in gross profit was attributable to the increase in sales. The decrease in gross profit as a percentage of sales was attributable to an increase in the amounts paid by the Company with respect to sales commissions, access fees for third party provider networks and commission overrides.

     General and administrative expenses. General and administrative expenses increased by $48,208, or 9%, from $538,527 during the fiscal quarter ended June 30, 2000, to $586,735 during the fiscal quarter ended June 30, 2001. The Company has experienced a slight increase in its personnel during the fiscal quarter ended June 30, 2001, which increased its payroll and related expenses by $51,979 over the 2000 fiscal quarter. Comparing expenses of the fiscal quarter ended June 30, 2001, to those of the fiscal quarter ended June 30, 2000, expenses associated with office administration increased by $18,375, which was primarily attributable to signing a new lease for its executive offices that resulted in adding additional office space. Professional fees decreased by $21,844 which was attributable to a $67,000 reduction in the amounts paid to outside consultants, which amount was partially offset by an increase in legal fees and investor relations fees of $25,225 and $16,939, respectively.

     The Company added personnel during the fiscal year ended March 31, 2001, to develop its provider networks, design and develop its management information systems, handle its customer services and provide for the administration of the Company. As a result of this increased staffing, the Company has increased its processing capabilities and believes that the Company is well positioned to continue its recent growth. With the exception of network development personnel, the Company believes there will not be any significant increase in general and administrative expenses as it implements its business plan. The Company does intend to add additional network development personnel in order to build its own networks and reduce the network access fees paid to access third party networks.

     Depreciation and amortization. Depreciation and amortization decreased by $24,796, or 72%, from $34,285 during the fiscal quarter ended June 30, 2000, to $9,489 during the fiscal quarter ended June 30, 2001. During the year ended March 31, 1999, the Company issued 300,000 shares of its common stock to an individual, who is now a director of the Company, as inducement to loan the Company $300,000. The carrying value assigned to the issuance of stock was determined to be $300,000. During the years ended March 31, 2000 and 1999, the Company issued 150,000 shares of its common stock to a shareholder as inducement to loan the Company $200,000. The carrying value assigned to the issuance of stock was determined to be $200,000. The Company amortized the carrying value of the stock issued as inducement for the loans over the term of the loans. The capitalized loan costs have now been fully amortized which accounts for the decrease in amortization expense.

     Interest expense. Interest expense decreased by $12,360, or 49%, from $25,231 for the fiscal quarter ended June 30, 2000, to $12,871 for the fiscal quarter months ended June 30, 2001. This decrease in interest expense is attributable to shareholder loans obtained by the Company which, with the exception of two outstanding loans to a shareholder, were converted into restricted common stock of the Company during the years ended March 31, 2001 and 2000. The Company has issued $500,000 of three-year 10% convertible subordinated unsecured notes due June 2004. The Company anticipates interest expense will increase in the future as a result of the convertible notes.

CAPITAL  RESOURCES

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

     On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at a pre-determined price on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The Company has issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $150,000, for total borrowings of $500,000. These notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004. Management believes that the necessary funding to implement the Company's business plan has been obtained.

LIQUIDITY

     The ability of the Company to satisfy its obligations depends in part on its ability to reach a profitable level of operations. The Company has experienced significant revenue growth from the utilization of its provider networks for occupational injuries and illnesses, and expects this growth to continue in the future. Revenue for the fiscal quarter ended June 30, 2001, increased 148% from $175,720 for the fiscal quarter ended June 30, 2000, to $438,828 for the 2001 fiscal quarter. Revenue increased 272% from $293,193 for the year ended March 31, 2000, to $1,091,288 for the year ended March 31, 2001. However, this continued growth is conditioned on the Company signing more employers, insurers and others for its provider networks and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its future funding to the continuing development and marketing of this product. At the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flow from operations, it will be dependent upon external sources of best efforts financing or loans from its officers and directors.

                          PART II     OTHER INFORMATION

Item 1.  Legal  Proceedings.

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

Item 2.  Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended June 30, 2001, that were not registered under the Securities Act.

     On April 1, 2001, under the terms of a written employment agreement executed by the Company, the Company issued 100,000 shares of common stock to Carl A. Chase, an officer of the Company, valued at $25,000 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On April 30, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 106,665 shares of its common stock to Trevor D. Ling, an accredited investor, in consideration for $21,333.

     Except as otherwise indicated, the Company believes that the transactions described above were exempt from registration under the Securities Act pursuant to Section 4(2) thereof as transactions not involving any public offering because such securities were sold to a limited group of persons, each of which was believed to have been an accredited investor, a sophisticated investor or had a pre-existing business or personal relationship with the Company or its management and was purchasing for investment without a view to further distribution. The Company took steps to ensure that the purchaser was acquiring securities for purposes of investment and not with a view to distribution, including execution of agreements concerning such purchaser's investment intent. Except as otherwise indicated, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. Restrictive legends were placed on stock certificates evidencing the shares and/or agreements relating to the right to purchase such shares.

Item 3.  Defaults  Upon  Senior  Securities  -  None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  -  None

Item 5.  Other  Information  -  None

Item 6.  Exhibits  and  Reports  on  Form  8-K

        (a) Exhibits. The following exhibits of the Company are included herein.


Exhibit No.    Description
----------     -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-2351)
3.2 Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K/A, dated December 17, 1997)
3.3 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7           Lease  Agreement  at  50  Briar  Hollow Lane, Suite 515W Houston,
               Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
10.8           2000  Long-term  Incentive  Plan  (incorporated  by  reference to
               Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.9           Amended  Engagement  Agreement  with  John  K.  Baldwin

     (b) Reports on Form 8-K. - The Registrant has not filed any reports on Form 8-K during the quarter covered by this Form 10-QSB.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)

August 14, 2001                 /s/  Larry  K.  Hinson
                                ------------------------------------------------
                                Larry  K.  Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly  authorized  officer)