Form 10QSB
period 2001-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2001-11-14
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  September  30,  2001

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

                             Yes [X]         No [ ]
                                  -              -

     As of November 9, 2001, there were outstanding 13,292,084 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]
     ---------------------------------------------------------------------------

                                 ROCKPORT HEALTHCARE GROUP, INC.
                                       INDEX TO FORM 10-QSB
                                        SEPTEMBER 30, 2001




PART I   FINANCIAL INFORMATION                                                           Page No.
                                                                                         --------
         Item 1.    Financial Statements

                    Consolidated Balance Sheets                                                 3
                    September 30, 2001 (unaudited) and March 31, 2001

                    Consolidated Statements of Operations (unaudited)                           4
                    Three and Six Months Ended September 30, 2001 and 2000

                    Consolidated Statement of Changes in Shareholders' Equity (Deficit)         5
                    Six Months Ended September 30, 2001 (unaudited) and Year Ended
                    March 31, 2001

                    Consolidated Statements of Cash Flows (unaudited)                           6
                    Six Months Ended September 30, 2001 and 2000

                    Notes to Unaudited Consolidated Financial Statements                        7

         Item 2.    Management's Discussion and Analysis of Results of                         11
                    Operations and Financial Condition


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                          16

         Item 2.    Changes in Securities and Use of Proceeds                                  16

         Item 3.    Defaults Upon Senior Securities                                            16

         Item 4.    Submission of Matters to a Vote of Security Holders                        17

         Item 5.    Other Information                                                          17

         Item 6.    Exhibits and Reports on Form 8-K                                           18

                         PART I.  FINANCIAL INFORMATION

Item  1.     FINANCIAL  STATEMENTS

                                   ROCKPORT HEALTHCARE GROUP, INC.
                                           AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                                                         September 30,    March 31,
                                                                             2001            2001
                                                                        ---------------  ------------
ASSETS                                                                      (Unaudited)
Current assets:
    Cash                                                                $       72,816   $    66,722
    Accounts receivable, net of allowance of $20,000 at September 30,
      and March 31, 2001                                                       407,419       326,630
    Prepaid expenses                                                             1,370        16,351
                                                                        ---------------  ------------
        Total current assets                                                   481,605       409,703
                                                                        ---------------  ------------
Property and equipment:
    Office furniture and equipment                                              38,704        38,704
    Computer equipment and software                                             87,707        80,254
    Telephone equipment                                                         15,734        15,734
                                                                        ---------------  ------------
                                                                               142,145       134,692
    Less accumulated depreciation                                              (77,218)      (64,639)
                                                                        ---------------  ------------
        Net property and equipment                                              64,927        70,053
                                                                        ---------------  ------------
Other assets:
    Deposits                                                                     9,038         9,038
    Intangible assets, net                                                     106,137       113,004
                                                                        ---------------  ------------
                                                                               115,175       122,042
                                                                        ---------------  ------------
Total assets                                                            $      661,707   $   601,798
                                                                        ===============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable, trade                                             $      205,337   $   156,976
    Current portion long-term debt                                              34,639            --
    Due to directors, officers and employees                                    81,753        29,750
    Other current liabilities                                                  229,791       170,263
                                                                        ---------------  ------------
        Total liabilities                                                      551,520       356,989
                                                                        ---------------  ------------
Long-term debt, less current maturities                                        649,885       200,000
                                                                        ---------------  ------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                   --            --
    Common stock, $.001 par value, 20,000,000 shares authorized,
      13,292,084 and 12,997,822 shares issued and outstanding at
      September 30, 2001 and March 31, 2001, respectively                       13,290        12,997
    Additional paid-in capital                                               5,875,027     5,791,458
    Accumulated deficit                                                     (6,428,015)   (5,759,646)
                                                                        ---------------  ------------
                                                                              (539,698)       44,809
                                                                        ---------------  ------------
Total liabilities and shareholders' equity (deficit)                    $      661,707   $   601,798
                                                                        ===============  ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                    ROCKPORT HEALTHCARE GROUP, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)



                                           For the Three Months Ended      For the Six Months Ended
                                                  September 30,                  September 30,
                                        -------------------------------  -----------------------------
                                             2001             2000           2001            2000
                                        ---------------  --------------  -------------  --------------
Revenue                                 $      382,919   $     224,428   $    821,747   $     400,148
Cost of sales                                  144,373          63,992        282,901         107,392
                                        ---------------  --------------  -------------  --------------
        Gross profit                           238,546         160,436        538,846         292,756
                                        ---------------  --------------  -------------  --------------

Operating expenses:
  General and administrative expenses          573,378         523,371      1,160,113       1,061,898
  Depreciation and amortization                  9,959          17,618         19,448          51,903
                                        ---------------  --------------  -------------  --------------
        Total operating expenses               583,337         540,989      1,179,561       1,113,801
                                        ---------------  --------------  -------------  --------------

Loss from operations                          (344,791)       (380,553)      (640,715)       (821,045)
Interest, net                                   14,783           8,301         27,654          33,532
                                        ---------------  --------------  -------------  --------------
Net loss                                $     (359,574)  $    (388,854)  $   (668,369)  $    (854,577)
                                        ===============  ==============  =============  ==============

Net loss per share - basic and diluted          ($0.03)         ($0.05)        ($0.05)         ($0.13)
                                        ===============  ==============  =============  ==============

Weighted average number of common
    shares outstanding                      13,217,136       7,249,491     13,187,203       6,738,601
                                        ===============  ==============  =============  ==============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
    FOR THE YEAR ENDED MARCH 31, 2001 AND SIX MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                   Total
                                               Common Stock          Additional                 Shareholders'
                                         --------------------------   Paid-in     Accumulated      Equity
                                           Shares        Amount       Capital       Deficit      (Deficit)
                                         ----------  --------------  ----------  -------------  ------------
Balances March 31, 2000                   6,210,127  $        6,210  $3,702,152  $ (4,093,588)  $  (385,226)
Stock issued for cash                     4,721,391           4,721   1,260,633            --     1,265,354
Debt converted to equity                  1,616,616           1,617     692,395            --       694,012
Stock issued for interest payments           97,250              97      25,924            --        26,021
Stock issued for services                   244,258             244      55,664            --        55,908
Stock issued for accrued expenses           108,180             108      54,690            --        54,798
Net loss                                         --              --          --    (1,666,058)   (1,666,058)
                                         ----------  --------------  ----------  -------------  ------------
Balances March 31, 2001                  12,997,822          12,997   5,791,458    (5,759,646)       44,809
Stock issued for cash (unaudited)           111,371             112      23,221            --        23,333
Stock issued for services (unaudited)       182,891             181      60,348            --        60,529
Net loss (unaudited)                             --              --          --      (668,369)     (668,369)
                                         ----------  --------------  ----------  -------------  ------------
Balances September 30, 2001 (unaudited)  13,292,084  $       13,290  $5,875,027  $ (6,428,015)  $  (539,698)
                                         ==========  ==============  ==========  =============  ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                            ROCKPORT HEALTHCARE GROUP, INC.
                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                      (UNAUDITED)


                                                                    2001        2000
                                                                 ----------  ----------
Cash flows used by operating activities:
    Net loss                                                     $(668,369)  $(854,577)
    Adjustments to reconcile net loss to cash used by operating activities:
        Depreciation                                                12,579      11,702
        Amortization                                                 6,867      40,203
        Issuance of stock for services                              60,529       3,086
        Issuance of stock for interest payments                         --       2,563
        Changes in assets and liabilities:
            Accounts receivable - trade and other                  (80,789)   (117,411)
            Prepaid expenses                                        14,981        (626)
            Accounts payable                                        48,361      22,603
            Due to directors, officers and employees                52,003          --
            Other current liabilities                               59,528      12,241
                                                                 ----------  ----------
Cash used by operating activities                                 (494,310)   (880,216)
                                                                 ----------  ----------

Investing activities:
    Purchase of fixed assets                                        (7,453)    (13,770)
                                                                 ----------  ----------
Cash used by investing activities                                   (7,453)    (13,770)
                                                                 ----------  ----------

Financing activities:
    Proceeds from sale of stock                                     23,333     446,020
    Proceeds from notes payable                                    500,000     429,342
    Repayments of notes payable                                    (15,476)    (58,378)
                                                                 ----------  ----------
Cash provided by financing activities                              507,857     816,984
                                                                 ----------  ----------
Net increase (decrease) in cash                                      6,094     (77,002)
Cash and cash equivalents, beginning of period                      66,722     133,258
                                                                 ----------  ----------
Cash and cash equivalents, end of period                         $  72,816   $  56,256
                                                                 ==========  ==========

Non-cash transactions:
    Stock issued to convert debt                                 $      --   $ 434,787
    Stock issued for accrued expenses                            $      --   $  41,630
                                                                 ==========  ==========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


Note  1.     Description  of  Business  and  Summary  of  Significant Accounting
Policies

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and six month periods ended September 30, 2001 and 2000, and the cash flows for the six months ended September 30, 2001 and 2000.

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

     BUSINESS

     The Company was established to develop, strategically align and/or acquire business entities that deliver comprehensive, integrated products and/or services to targeted healthcare populations. The Company designs, develops, operates and maintains medical and healthcare provider networks for employers, bill review companies, third party administrators, managed care organizations and insurance companies involved in occupational injuries and illnesses (workers' compensation). The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below state maximum fee schedules or usual and customary charges for workers' compensation. The Company generates revenue by receiving as a fee, a percentage of the savings realized by its clients. The savings realized by its clients is the difference between the maximum rate allowed for workers' compensation claims in accordance with the state allowed fee schedules or usual and customary charges and the discounted rates negotiated by the Company with its healthcare providers. The Company's goal is to develop and deliver high value, quality healthcare services and programs that create business for its healthcare providers through direction of injured employees to such healthcare providers and savings for its clients as well as an appropriate financial return to investors in the Company.

     As of September 30, 2001, the Company had five (5) wholly owned subsidiaries: Rockport Advanced Care, Inc., Rockport Community Network, Inc., Rockport Group of Texas, Inc., Rockport Occupational Network, Inc. and Rockport Preferred, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

Note  2.  Notes  Payable

          Notes  payable  consist  of  the  following:

                                                                      September 30,   March 31,
                                                                      --------------  ----------
                                                                           2001         2001
                                                                      --------------  ----------
          Convertible notes payable to a shareholder, with interest
            payable monthly at 15% per annum.  The Company is
            paying $5,000 per month on the notes, which includes
            both principal and interest.  The notes are personally
            guaranteed by two officers of the Company and are
            convertible into 150,000 shares of Company common
            stock at any time prior to April 1, 2003.  The Company
            issued 150,000 shares of its common stock in
            connection with these notes.                              $      184,524  $  200,000

          Three-year 10% convertible subordinated unsecured notes
            to shareholders due June 2004.  Interest is either
            accrued or paid quarterly, as determined by the Board of
            Directors.  The notes are convertible into Company
            common stock at a conversion price of $.36 per share
            anytime prior to June 2004.                                      500,000          --
                                                                      --------------  ----------
          Total                                                       $      684,524  $  200,000
                                                                      ==============  ==========


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

Note  3.     Commitments  and  Contingent  Liabilities

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:


          Twelve Months Ending September 30,
          ----------------------------------
               2002                           $225,122
               2003                            226,989
               2004                            232,710
               2005                            165,571
                                              --------
                   Total                      $850,392
                                              ========

     One of the Company's subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the holder at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the Company's reverse merger.

     The Company had previously entered into a consulting agreement with John K. Baldwin, a director of the Company, effective April 1, 2000 and expiring on March 31, 2001, that provided for a fixed consulting fee of $12,500 per month to the director and an overwrite of two percent (2%) of the Company's gross revenues to the director payable out of future positive cash flow of the Company. During March 2001, the Company and the director entered into a waiver of rights agreement whereby the director unilaterally agreed to completely waive his right to the fixed consulting fee and the accrued amount of the overwrite, except for $18,000 of the fixed consulting fee.

     Mr. Baldwin has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of the annual period. On June 30, 2001, the Company and Mr. Baldwin modified the engagement agreement whereby the minimum guaranteed payment was increased to $6,500 per month, retroactive to April 1, 2001. During the six month period ended September 30, 2001, Mr. Baldwin earned $39,000 from this agreement. Mr. Baldwin has a consulting agreement with the Company effective April 1, 2001, whereby he is to perform various management services to the Company and earns a consulting fee equal to a two percent (2%) overwrite on the gross sales of the Company and its subsidiaries. During the six month period ended September 30, 2001, Mr. Baldwin earned $15,561 from this agreement. This agreement expires
March  31,  2002.

Note  4.     Stock  Options  and  Warrants

     Long-Term  Incentive  Plan

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "Plan"). On September 5, 2001, the Plan was approved by the shareholders of the Company. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of September 30, 2001, incentive stock options to purchase 827,900 shares exercisable at prices ranging from $.25 to $.50 per share that vest over a three-year period were granted. As of September 30, 2001, nonqualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were granted.

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

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2001 and 2000, Bannon earned $19,954 and $5,045, respectively, and during the six month period ended September 30, 2001, Bannon earned $15,561.

Note  6.     Going  Concern

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has incurred an accumulated net loss of $6,428,015 through September 30, 2001. This matter raises substantial doubt about the Company's ability to continue as a going concern.

     The Company has funded its operations through the sale of Company common stock, borrowed funds from outside sources and converted employee and director debt to common stock of the Company. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The Company has issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $150,000, for total borrowings of $500,000. These notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004. Although management believes the funding necessary to implement its business plan has been committed should the Company experience a shortfall in operating cash flow, the Company may not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern. See Note 9 "Subsequent Events" for a discussion of additional funding received.

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

Note  8.     Significant  Concentration

     Three clients accounted for approximately 18.7%, 18.2% and 13.4%, respectively, of sales for the six months ended September 30, 2001. No other clients represented more than 10% of sales of the Company for the six months ended September 30, 2001.

Note  9.     Subsequent  Events

     On November 1, 2001, the Company issued a three-year 10% convertible subordinated note to an individual in the amount of $100,000. This note is convertible into Company common stock at a conversion price of $.325 per share anytime prior to October 2004. This individual is a current holder of $150,000 of convertible subordinated notes issued during June 2001.

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

     The following discussion and analysis of the Company's financial condition as of September 30, 2001, and the Company's results of operations for the three and six month periods ended September 30, 2001 and 2000, should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

OVERVIEW

     The Company was established to develop, strategically align and/or acquire business entities that deliver comprehensive, integrated products and/or services to targeted healthcare populations. The Company designs, develops, operates and maintains medical and healthcare provider networks for employers, bill review companies, third party administrators, managed care organizations and insurance companies involved in occupational injuries and illnesses (workers' compensation). The Company contracts with physicians, hospitals and ancillary and allied healthcare providers at rates below state maximum fee schedules or usual and customary charges for workers' compensation. The Company generates revenue by receiving as a fee, a percentage of the savings realized by its clients. The savings realized by its clients is the difference between the maximum rate allowed for workers' compensation claims in accordance with the state allowed fee schedules or usual and customary charges and the discounted rates negotiated by the Company with its healthcare providers. The Company's goal is to develop and deliver high value, quality healthcare services and programs that create business for its healthcare providers through direction of injured employees to such healthcare providers and savings for its clients as well as an appropriate financial return to investors in the Company.


TYPES  OF  CLIENTS

     The Company has six different types of clients. They are software/bill review companies, managed care organizations ("MCO's"), third party administrators ("TPA's"), bill review/cost containment companies, property and casualty insurance companies and employers. Within these six types of clients, there are two different types of medical bill repricing processes. Some of the Company's clients process their medical bills utilizing the Company's proprietary repricing system and some of its clients process their medical bills utilizing their own or leased repricing systems.

RESULTS  OF  OPERATIONS

Six  Months  Ended  September  30,  2001  to Six Months Ended September 30, 2000

     The following table sets forth certain operating information regarding the Company for the six month periods ended September 30, 2001 and 2000:

                                                         September 30,
                                                   ------------------------
                                                      2001         2000
                                                   -----------  -----------
          Revenue                                  $  821,747   $  400,148
              Cost of sales                           282,901      107,392
          Gross profit                                538,846      292,756
              General and administrative expenses   1,160,113    1,061,898
              Depreciation and amortization            19,448       51,903
          Loss from operations                       (640,715)    (821,045)
              Interest, net                            27,654       33,532
          Net loss                                 $ (668,369)  $ (854,577)
          Net loss per share - basic and diluted       ($0.05)      ($0.13)


     The following summary table presents comparative cash flows of the Company for the six month periods ended September 30, 2001 and 2000:

                                                          September 30,
                                                     ----------------------
                                                        2001        2000
                                                     ----------  ----------
          Net cash used by operating activities      $(494,310)  $(880,216)
          Net cash used by investing activities      $  (7,453)  $ (13,770)
          Net cash provided by financing activities  $ 507,857   $ 816,984

     Revenue. The largest source of the Company's revenue is fees it receives from its clients that access and utilize the Company's healthcare provider networks for occupational injuries and illnesses. The Company contracts directly with healthcare providers for fees that are less than the state allowed maximum fees or usual and customary charges under workers' compensation laws and regulations. When an injured employee utilizes a healthcare provider within the Company's provider networks, the employer realizes savings which it would not have obtained had the employee utilized a healthcare provider not within the Company's provider networks. The Company's clients, or clients' customers, where permitted by law direct their employees to healthcare providers within the Company's healthcare provider networks, which in turn creates a savings as a result of the discounts the Company has negotiated with its providers. The agreements the Company has with its clients provide the Company with a fee based upon a percentage of the savings realized by its clients.

     Two key components of increased revenue are the number of medical bills from contracted healthcare providers processed during the period and the number of healthcare providers within the Company's networks. Provider bills are processed two different ways for the Company's clients. The Company reprices provider bills utilizing its proprietary software system and provides data management for its clients. The second way bills are processed is when the Company's clients reprice provider bills using the Company's provider data within their software systems. During the six months ended September 30, 2001, the number of bills processed by the Company increased by 51,096, or 208%, to 75,606 bills from 24,510 bills during the six months ended September 30, 2000. During the six months ended September 30, 2001, the number of bills processed by the Company's clients within their software systems increased by 26,323 bills, or 151%, to 43,703 bills from 17,380 bills during the six months ended September 30, 2000. The Company continues to expand its provider networks in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers or through access agreements with third party networks. The Company utilizes its own personnel to enhance its provider networks and custom build in a market for a given client. As of September 30, 2001, the Company's networks consisted of over 150,000 physicians, hospitals and ancillary and allied healthcare providers in all 50 states and the District of Columbia. This is an increase of approximately 100,000 healthcare providers over the same period in the prior year. Costs associated with developing the Company's networks are charged to expense when incurred and are included in general and administrative expenses.

     At the end of the fiscal quarter ended September 30, 2001, the number of clients making the Company's provider networks available to their customers had increased to nineteen, an increase of four clients over the fiscal quarter ended September 30, 2000. The Company estimates the number of ultimate beneficiaries, which are insurance companies and employers, of the Company's services and savings, obtained through Rockport's clients is in the thousands. Consequently, the increase in the number of clients, coupled with an increase in the number of employers who are customers of the Company's clients, resulted in an increase in revenue by $421,599, or 105%, from $400,148 for the six months ended September 30, 2000, to $821,747 for the six months ended September 30, 2001. With respect to the source of the Company's revenue, the Company's three largest clients are the source of approximately 50% of the Company's revenue. The Company has signed numerous agreements with new clients that the Company is currently implementing for utilization of its provider networks. The Company believes revenue will continue to increase as it implements these new customers.

     Cost of sales. The Company's cost of sales consists primarily of fees paid for sales commissions to sales personnel, fees paid for access to third party provider networks and commission overwrites. Cost of sales increased by $175,509, or 163%, from $107,392 during the six months ended September 30, 2000, to $282,901 during the six months ended September 30, 2001. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenues from using such network.

     For the six months ended September 30, 2001, cost of sales were comprised of sales commissions of $101,937, network access fees of $116,922, commission overwrites of $31,122 and other miscellaneous costs of $32,920. Cost of sales will increase as revenue increases.

     Gross profit. The Company's gross profit increased by $246,090, or 84%, from $292,756 during the six months ended September 30, 2000, to $538,846 during the six months ended September 30, 2001. Gross profit as a percentage of sales decreased from 73% during the six months ended September 30, 2000, to 66% during the six months ended September 30, 2001. The increase in gross profit was attributable to the increase in sales. The decrease in gross profit as a percentage of sales was attributable to an increase in the amounts paid by the Company with respect to sales commissions, access fees for third party provider networks and commission overwrites.

     General and administrative expenses. General and administrative expenses increased by $98,215, or 9%, from $1,061,898 during the six months ended September 30, 2000, to $1,160,113 during the six months ended September 30, 2001. The Company has experienced a slight increase in its personnel during the six months ended September 30, 2001, which increased its payroll and related expenses by $73,332 over the 2000 period. Comparing expenses of the six months ended September 30, 2001, to those of the six months ended September 30, 2000, expenses associated with office administration increased by $52,048, which was primarily attributable to signing a new lease for its executive offices that resulted in adding additional office space. Professional fees decreased by $26,912 which was attributable to a $102,500 reduction in the amounts paid to outside consultants, which amount was partially offset by an increase in legal fees and investor relations fees of $24,224 and $41,736, respectively.

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

     Depreciation and amortization. Depreciation and amortization decreased by $32,455, or 63%, from $51,903 during the six months ended September 30, 2000, to $19,448 during the six months ended September 30, 2001. During the year ended March 31, 1999, the Company issued 300,000 shares of its common stock to an individual, who is now a director of the Company, as inducement to loan the Company $300,000. The carrying value assigned to the issuance of stock was determined to be $300,000. During the years ended March 31, 2000 and 1999, the Company issued 150,000 shares of its common stock to a shareholder as inducement to loan the Company $200,000. The carrying value assigned to the issuance of stock was determined to be $200,000. The Company amortized the carrying value of the stock issued as inducement for the loans over the term of the loans. The capitalized loan costs have now been fully amortized which accounts for the decrease in amortization expense.

     Interest expense. Interest expense decreased by $5,878, or 18%, from $33,532 for the six months ended September 30, 2000, to $27,654 for the six months ended September 30, 2001. This decrease in interest expense is attributable to shareholder loans obtained by the Company which, with the exception of two outstanding loans to a shareholder, were converted into restricted common stock of the Company during the years ended March 31, 2001 and 2000. The Company has issued $500,000 of three-year 10% convertible subordinated unsecured notes due June 2004 and $50,000 of three-year 10% convertible subordinated unsecured notes due October 2004. The Company anticipates interest expense will increase in the future as a result of the convertible notes.

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

     On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at a pre-determined price on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The Company has issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $250,000, for total borrowings of $600,000. $500,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004 and $100,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.325 per share anytime prior to October 2004. Management believes that with the additional funding under the notes, the necessary funding to implement the Company's business plan has been obtained.

LIQUIDITY

     The ability of the Company to satisfy its obligations depends in part on its ability to reach a profitable level of operations. The Company has experienced significant revenue growth from the utilization of its provider networks for occupational injuries and illnesses, and expects this growth to continue in the future. Revenue for the six months ended September 30, 2001, increased 105% from $400,148 for the six months ended September 30, 2000, to $821,747 for the 2001 period. Revenue increased 272% from $293,193 for the year ended March 31, 2000, to $1,091,288 for the year ended March 31, 2001. However, this continued growth is conditioned on the Company signing more employers, insurers and others for its provider networks and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its future funding to the continuing development and marketing of this product. At the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flow from operations, it will be dependent upon external sources of financing or loans from its officers, directors and shareholders.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

     In  June  2001,  the  FASB  also  approved  for  issuance  SFAS  143 "Asset
Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including
1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations or cash flows.

     In  October  2001,  the  FASB  also  approved SFAS 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

                          PART II     OTHER INFORMATION

Item  1.     Legal  Proceedings  -  None

Item  2.     Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2001, that were not registered under the Securities Act.

     From July 31, 2001 to September 30, 2001, under the terms of a written contract executed by the Company, the Company issued 20,733 shares of common stock to Mike Catala in consideration of marketing services valued at $8,697 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     From July 31, 2001 to September 30, 2001, under the terms of a written contract executed by the Company, the Company issued 20,733 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $8,697 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On September 21, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 4,706 shares of common stock to Ilse Scarborough in consideration for $2,000.

     On September 30, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued to Eric H. Kolstad, a director of the Company, 35,483 shares of common stock in consideration of consulting services valued at $16,322.

     On September 30, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued to Capstone Investments 3,942 shares of common stock in consideration of consulting services valued at $1,813.

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

Item  3.     Defaults  Upon  Senior  Securities  -  None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     At the annual meeting of shareholders on September 5, 2001, the following proposals were voted upon:

     Concerning  Election  of  Directors

     Nominees           Votes Cast For  Votes Cast Against  Abstentions
     -----------------  --------------  ------------------  -----------
     John K. Baldwin         9,136,648                   0            0
     Larry K. Hinson         9,136,648                   0            0
     Robert D. Johnson       9,136,648                   0            0
     Eric H. Kolstad         9,136,648                   0            0
     Harry M. Neer           9,136,648                   0            0


     Concerning  Ratification  of  Independent  Auditors

                        Votes Cast For  Votes Cast Against  Abstentions
                        --------------  ------------------  -----------
     Hein + Associates       9,136,648                   0            0

     Concerning  Approval  of  the  2000  Long-Term  Incentive  Plan

                      Votes Cast For  Votes Cast Against  Abstentions
                      --------------  ------------------  -----------
     2000 Long-Term   9,136,648                        0            0
      Incentive Plan

See also pages 1 through 3 and pages 5 through 8 of the registrant's information statement dated August 8, 2001.

Item  5.     Other  Information  -  None

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits.  The  following  exhibits  of the Company are included herein.

Exhibit No.  Description
-----------  ----------------------------------------------------------------------------------------
2.1          Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to
             Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1          Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to
             Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-
             2351)
3.2          Amendment to Certificate of Incorporation of Registrant (incorporated by reference to
             Exhibit 3.1 to Registrant's Current Report on Form 8-K/A, dated December 17, 1997)
3.3          Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's
             Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1          Specimen of Registrant's Common Stock Certificate (incorporated by reference to
             Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2          Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1         Employment Agreement with William W. Wollenberg (incorporated by reference to
             Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2         Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to
             Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3         Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4         Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5         Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6         Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7         Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027
             (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-
             KSB/A, dated June 29, 2000)
10.8         2000 Long-term Incentive Plan (incorporated by reference to Exhibit 4.5 to Registrant's
             Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.9         Amended Engagement Agreement with John K. Baldwin (incorporated by reference to
             Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)

     (b) Reports on Form 8-K. - The Registrant has not filed any reports on Form 8-K during the quarter covered by this Form 10-QSB.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT  HEALTHCARE  GROUP,  INC.
(Registrant)

November  14,  2001           /s/  Larry  K.  Hinson
                              --------------------------------------------------
                              Larry  K.  Hinson
                              Chief  Financial  and Principle Accounting Officer
                              (Duly  authorized  officer)