Form 10QSB
period 2001-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2002-02-13
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934

        For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to ____________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                33-0611497
--------------------------------------------------------------------------------
    (State or other jurisdiction          (IRS Employer Identification No.)
  of incorporation or organization)


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

                             Yes [X]         No [_]


     As of February 13, 2002, there were outstanding 13,325,572 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]
     --------------------------------------------------------------------------

                             ROCKPORT HEALTHCARE GROUP, INC.
                                   INDEX TO FORM 10-QSB
                                    DECEMBER 31, 2001

                                                                                 Page No.
                                                                                 --------
PART I   FINANCIAL  INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                           3
                    December 31, 2001 (unaudited) and March 31, 2001

                  Consolidated Statements of Operations (unaudited)                     4
                    Three and Nine Months Ended December 31, 2001 and 2000

                  Consolidated Statement of Changes in Shareholders' Equity (Deficit)   5
                    Nine Months Ended December 31, 2001 (unaudited) and Year
                    Ended March 31, 2001

                  Consolidated Statements of Cash Flows (unaudited)                     6
                    Nine Months Ended December 31, 2001 and 2000

                  Notes to Unaudited Consolidated Financial Statements                  7

         Item 2.  Management's Discussion and Analysis of Results of                   12
                    Operations and Financial Condition


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                    17

         Item 2.  Changes in Securities and Use of Proceeds                            17

         Item 3.  Defaults Upon Senior Securities                                      17

         Item 4.  Submission of Matters to a Vote of Security Holders                  17

         Item 5.  Other Information                                                    17

         Item 6.  Exhibits and Reports on Form 8-K                                     18

                                  PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL  STATEMENTS


                                  ROCKPORT HEALTHCARE GROUP, INC.
                                          AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                        December 31,    March 31,
                                                                            2001           2001
                                                                       --------------  ------------
                                  ASSETS                                (Unaudited)

Current assets:
    Cash                                                               $      37,724   $    66,722
    Accounts receivable, net of allowance of $20,000 at December 31,
      and March 31, 2001                                                     444,441       326,630
    Prepaid expenses                                                             973        16,351
                                                                       --------------  ------------
        Total current assets                                                 483,138       409,703
                                                                       --------------  ------------
Property and equipment:
    Office furniture and equipment                                            38,704        38,704
    Computer equipment and software                                           87,707        80,254
    Telephone equipment                                                       15,734        15,734
                                                                       --------------  ------------
                                                                             142,145       134,692
    Less accumulated depreciation                                            (83,509)      (64,639)
                                                                       --------------  ------------
        Net property and equipment                                            58,636        70,053
                                                                       --------------  ------------
Other assets:
    Deposits                                                                   9,038         9,038
    Intangible assets, net                                                   102,703       113,004
                                                                       --------------  ------------
                                                                             111,741       122,042
                                                                       --------------  ------------
Total assets                                                           $     653,515   $   601,798
                                                                       ==============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term debt and current maturities of long-term debt           $      85,954   $        --
    Accounts payable, trade                                                  229,916       156,976
    Due to directors, officers and employees                                 124,110        29,750
    Other current liabilities                                                260,654       170,263
                                                                       --------------  ------------
        Total liabilities                                                    700,634       356,989
                                                                       --------------  ------------
Long-term debt, less current maturities                                      740,387       200,000
                                                                       --------------  ------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                 --            --
    Common stock, $.001 par value, 20,000,000 shares authorized,
      13,325,572 and 12,997,822 shares issued and outstanding at
      December 31, 2001 and March 31, 2001, respectively                      13,325        12,997
    Additional paid-in capital                                             6,230,547     5,791,458
    Accumulated deficit                                                   (7,031,378)   (5,759,646)
                                                                       --------------  ------------
                                                                            (787,506)       44,809
                                                                       --------------  ------------
Total liabilities and shareholders' equity (deficit)                   $     653,515   $   601,798
                                                                       ==============  ============

See accompanying notes to unaudited consolidated financial statements.

                                 ROCKPORT HEALTHCARE GROUP, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                          For the Three Months Ended  For the Nine Months Ended
                                                 December 31,                December 31,
                                           -------------------------  --------------------------
                                               2001         2000          2001          2000
                                           ------------  -----------  ------------  ------------
Revenue                                    $   385,636   $  246,714   $ 1,207,383   $   646,862
Cost of sales                                   80,962      113,394       318,863       204,999
                                           ------------  -----------  ------------  ------------
        Gross profit                           304,674      133,320       888,520       441,863
                                           ------------  -----------  ------------  ------------

Operating expenses:
  Selling general and administrative           532,969      760,649     1,738,082     1,838,334
    expenses
  Non-cash compensation associated with
    issuance of stock warrants to a third
    party                                      345,000           --       345,000            --
  Depreciation and amortization                  9,723        9,783        29,171        61,686
                                           ------------  -----------  ------------  ------------
        Total operating expenses               887,692      770,432     2,112,253     1,900,020
                                           ------------  -----------  ------------  ------------

Loss from operations                          (583,018)    (637,112)   (1,223,733)   (1,458,157)
Interest, net                                   20,345       15,371        47,999        48,903
                                           ------------  -----------  ------------  ------------
Net loss                                   $  (603,363)  $ (652,483)  $(1,271,732)  $(1,507,060)
                                           ============  ===========  ============  ============

Net loss per share - basic and diluted           ($.05)      ($0.07)       ($0.10)       ($0.19)
                                           ============  ===========  ============  ============
Weighted average number of common
    shares outstanding                      13,301,145    9,014,618    13,225,601     8,132,055
                                           ============  ===========  ============  ============

See accompanying notes to unaudited consolidated financial statements.

                                        ROCKPORT HEALTHCARE GROUP, INC.
                                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEAR ENDED MARCH 31, 2001 AND NINE MONTHS ENDED DECEMBER 31, 2001


                                                                                                     Total
                                               Common Stock         Additional                   Shareholders'
                                        -------------------------    Paid-in       Accumulated       Equity
                                           Shares       Amount       Capital         Deficit       (Deficit)
                                        ------------  -----------  ------------  ---------------  ------------
Balances March 31, 2000                    6,210,127  $     6,210  $  3,702,152  $   (4,093,588)  $  (385,226)
Stock issued for cash                      4,721,391        4,721     1,260,633              --     1,265,354
Debt converted to equity                   1,616,616        1,617       692,395              --       694,012
Stock issued for interest payments            97,250           97        25,924              --        26,021
Stock issued for services                    244,258          244        55,664              --        55,908
Stock issued for accrued expenses            108,180          108        54,690              --        54,798
Net loss                                          --           --            --      (1,666,058)   (1,666,058)
                                        ------------  -----------  ------------  ---------------  ------------
Balances March 31, 2001                   12,997,822       12,997     5,791,458      (5,759,646)       44,809
Stock issued for cash (unaudited)            111,371          112        23,221              --        23,333
Stock issued for services (unaudited)        216,379          216        70,868              --        71,084
Stock warrants issued for services                --           --       345,000              --       345,000
Net loss (unaudited)                              --           --            --      (1,271,732)   (1,271,732)
                                        ------------  -----------  ------------  ---------------  ------------
Balances December 31, 2001 (unaudited)    13,325,572  $    13,325  $  6,230,547  $   (7,031,378)  $  (787,506)
                                        ============  ===========  ============  ===============  ============

See accompanying notes to unaudited consolidated financial statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                      AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                        (UNAUDITED)


                                                                     2001          2000
                                                                 ------------  ------------
Cash flows used by operating activities:
    Net loss                                                     $(1,271,732)  $(1,507,060)
    Adjustments to reconcile net loss to cash used by operating activities:
        Depreciation                                                  18,870        18,051
        Amortization                                                  10,301        43,634
        Issuance of stock for services                                71,084        45,816
        Issuance of stock for interest payments                           --         2,563
        Stock warrants issued for services                           345,000            --
        Changes in assets and liabilities:
            Accounts receivable - trade and other                   (117,811)     (103,815)
            Prepaid expenses                                          15,378       (18,958)
            Accounts payable                                          72,940       103,066
            Due to directors, officers and employees                  94,360        (7,277)
            Other current liabilities                                 90,391       (44,496)
                                                                 ------------  ------------
Cash used by operating activities                                   (671,219)   (1,468,476)
                                                                 ------------  ------------

Investing activities:
    Purchase of fixed assets                                          (7,453)      (13,770)
                                                                 ------------  ------------
Cash used by investing activities                                     (7,453)      (13,770)
                                                                 ------------  ------------

Financing activities:
    Proceeds from sale of stock                                       23,333       994,020
    Proceeds from notes payable                                      650,000       429,342
    Repayment of notes payable                                       (23,659)      (58,378)
                                                                 ------------  ------------
Cash provided by financing activities                                649,674     1,364,984
                                                                 ------------  ------------
Net decrease in cash                                                 (28,998)     (117,262)
Cash and cash equivalents, beginning of period                        66,722       133,258
                                                                 ------------  ------------
Cash and cash equivalents, end of period                         $    37,724   $    15,996
                                                                 ============  ============

Non-cash transactions:
    Stock issued to convert debt                                 $        --   $   434,787
    Stock issued for accrued expenses                            $        --   $    41,630
                                                                 ============  ============

See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Note 1.  Description  of Business and Summary of Significant Accounting Policies

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2001, the results of operations for the three and nine month periods ended December 31, 2001 and 2000, and the cash flows for the nine months ended December 31, 2001 and 2000.

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

     Reclassifications - Amounts in the prior period's financial statements have been reclassified as necessary to conform to the current period's presentation.

     BUSINESS

     Rockport Healthcare Group, Inc. (the "Company" or "Rockport") is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to the most comprehensive healthcare networks at a local, state or national level for its clients and customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules or if there is no state fee schedule, rates below usual and customary charges for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the savings realized by its clients. The savings realized by its clients is the difference between the maximum rate allowed for workers' compensation claims in accordance with the state allowed fee schedules or usual and customary charges and the discounted rates negotiated by the Company with its healthcare providers.

     The Company's goals are: (1) to create and maintain profitability within industry standards and create shareholder value; (2) to become the national network of choice for work-related injuries and illnesses; (3) to market and position its networks, state by state, to increase business to its healthcare providers while offering significant savings to its clients and customers; (4) to continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) to continue its dedication to client and healthcare provider support services; and (6) to provide any payor, managed care organization or bill review/software company an alternative national workers' compensation network in a non-competitive relationship.

     Rockport has providers and/or healthcare networks in all fifty states and the District of Columbia. Currently, Rockport has in excess of 250,000 providers nationwide that serve its clients and customers for their injured employees' care. Should a client or customer have particular needs in an under-served market, Rockport has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

     As of December 31, 2001, the Company had five (5) wholly owned subsidiaries: Rockport Advanced Care, Inc., Rockport Community Network, Inc., Rockport Group of Texas, Inc., Rockport Occupational Network, Inc. and Rockport Preferred, Inc. Two of the inactive subsidiaries, Rockport Advanced Care, Inc. and Rockport Occupational Network, Inc., were liquidated subsequent to December 31, 2001. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.


Note 2.  Notes  Payable

     Notes payable consist of the following:

                                                            December 31,   March 31,
                                                            -------------------------
                                                                2001          2001
                                                            -------------  ----------
Convertible notes payable to a shareholder, with interest
  payable monthly at 15% per annum.  The Company is
  paying $5,000 per month on the notes, which includes
  both principal and interest.  The notes are personally
  guaranteed by two officers of the Company and are
  convertible into Company common stock at any time
  prior to April 1, 2003 at conversion prices ranging from
  $1.00 to $2.00 per share.  The Company issued 150,000
  shares of its common stock in connection with these
  notes.                                                    $     176,341  $  200,000

Short-term note payable with interest at 10% per annum
  and principal and interest due June 30, 2002                     50,000          --

Three-year 10% convertible subordinated unsecured notes
  to shareholders due June and October 2004.  Interest is
  either accrued or paid quarterly, as determined by the
  Board of Directors.  The notes are convertible into
  Company common stock at conversion prices ranging
  from $.325 to $.36 per share anytime prior to their
  maturity in June and October 2004.                              600,000          --
                                                            -------------  ----------
Total                                                       $     826,341  $  200,000
                                                            =============  ==========

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

Note 3.  Commitments  and  Contingent  Liabilities

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

      Twelve Months Ending December 31,
      ---------------------------------
           2002                                   $226,644
           2003                                    232,360
           2004                                    234,240
           2005                                    126,622
                                                  --------
                Total                             $819,866
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

     Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. On June 30, 2001, the Company and Mr. Baldwin modified the engagement agreement whereby the minimum guaranteed payment was increased to $6,500 per month, retroactive to April 1, 2001. During the nine-month period ended December 31, 2001, Mr. Baldwin earned $58,500 from this agreement. Mr. Baldwin has a consulting agreement with the Company effective April 1, 2001, whereby he is to perform various management services to the Company and earns a consulting fee equal to a two percent (2%) overwrite on the gross fees earned of the Company's workers' compensation network. During the nine-month period ended December 31, 2001, Mr. Baldwin earned $23,246 from this agreement. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within thirty days prior to the end of any annual period.

Note 4.  Stock  Options  and  Warrants

     Long-Term  Incentive  Plan

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "Plan"). On September 5, 2001, the Plan was approved by the shareholders of the Company. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2001, incentive stock options to purchase 827,900 shares exercisable at prices ranging from $.25 to $.50 per share that vest over a three-year period were granted. Of this amount, 166,133 were exercisable as of December 31, 2001 and 29,500 expired on January 15, 2002. As of December 31, 2001, nonqualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were granted.

     Stock  Warrants

     During the fiscal year ended March 31, 2000, the Company sold warrants to purchase 70,128 shares of restricted common stock of the Company at any time until September 1, 2002, at a price of $1.75 per share. The warrants were sold for $.25 per share and no warrants have been exercised as of December 31, 2001.

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean of the closing bid and asked price, and immediately exercisable. The theoretical value of the stock warrants issued as non-cash compensation to an individual was determined to be $345,000. No warrants have been exercised as of December 31, 2001. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5.  Related  Party  Transactions

     See Note 2 "Notes Payable" for a discussion of financing provided by related parties.

     See Note 3 "Commitments and Contingent Liabilities" for a discussion of legal and consulting services being provided by Mr. Baldwin.

     During the year ended March 31, 2001, the Company sold 4,060,838 shares of its common stock to two directors of the Company at prices ranging from $.20 to $.75 per share for total proceeds of $1,151,020.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2001 and 2000, Bannon earned $19,954 and $5,045, respectively, and during the nine-month period ended December 31, 2001, Bannon earned $23,246.

Note 6.  Going  Concern

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has incurred an accumulated net loss of $7,031,378 through December 31, 2001. This matter raises substantial doubt about the Company's ability to continue as a going concern.

     The Company has funded its operations through the sale of Company common stock, borrowed funds from outside sources and converted employee and director debt to common stock of the Company. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. As of December 31, 2001, the Company had issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $250,000, for total borrowings of $600,000. These notes are convertible into Company common stock at conversion prices ranging from $.325 to $.36 per share anytime prior to June and October 2004. At the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flows from operations, it will be dependent upon external sources of financing or loans from its officers, directors and shareholders. Should the Company experience a shortfall in operating cash flow, the Company may not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern. See Note 9 "Subsequent Events" for a discussion of additional funding received.

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

Note 8.  Significant  Concentration

     Three clients accounted for approximately 18.5%, 17.2% and 16.5%, respectively, of sales for the nine months ended December 31, 2001. No other clients represented more than 10% of sales of the Company for the nine months ended December 31, 2001.

Note 9.  Subsequent  Events

     On January 11, 2002, the Company borrowed $50,000 from a director of the Company with interest at 10% per annum and both principal and interest due June 30, 2002.

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

     The following discussion and analysis of the Company's financial condition as of December 31, 2001, the Company's results of operations for the three and nine month periods ended December 31, 2001 and 2000, and the Company's cash flows for the nine month periods ended December 31, 2001 and 2000, should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

OVERVIEW

     Rockport Healthcare Group, Inc. (the "Company" or "Rockport") is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to the most comprehensive healthcare networks at a local, state or national level for its clients and customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, rates below usual and customary charges for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the savings realized by its clients. The savings realized by its clients is the difference between the maximum rate allowed for workers' compensation claims in accordance with the state allowed fee schedules, or usual and customary charges, and the discounted rates negotiated by the Company with its healthcare providers.

     The Company's goals are: (1) to create and maintain profitability within industry standards and create shareholder value; (2) to become the national network of choice for work-related injuries and illnesses; (3) to market and position its networks, state by state, to increase business to its healthcare providers while offering significant savings to its clients and customers; (4) to continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) to continue its dedication to client and healthcare provider support services; and (6) to provide any payor, managed care organization or bill review/software company an alternative national workers' compensation network in a non-competitive relationship.

     Rockport has providers and/or healthcare networks in all fifty states and the District of Columbia. Currently, Rockport has in excess of 250,000 providers nationwide that serve its clients and customers for their injured employees' care. Should a client or customer have particular needs in an under-served market, Rockport has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

RESULTS  OF  OPERATIONS

Nine  Months  Ended  December  31,  2001  to Nine Months Ended December 31, 2000

     The following table sets forth certain operating information regarding the Company for the nine-month periods ended December 31, 2001 and 2000:

                                                                     December 31,
                                                             --------------------------
                                                                 2001          2000
                                                             ------------  ------------
Revenue                                                      $ 1,207,383   $   646,862
                                                             ------------  ------------
    Cost of sales                                                318,863       204,999
Gross profit                                                     888,520       441,863
    Selling, general and administrative expenses               1,738,082     1,838,334
    Non-cash compensation associated with issuance of stock
      warrants to a third party                                  345,000            --
    Depreciation and amortization                                 29,171        61,686
Loss from operations                                          (1,223,733)   (1,458,157)
    Interest, net                                                 47,999        48,903
Net loss                                                     $(1,271,732)  $(1,507,060)
Net loss per share - basic and diluted                            ($0.10)       ($0.19)

     The following summary table presents comparative cash flows of the Company for the nine-month periods ended December 31, 2001 and 2000:

                                                 December 31,
                                           ------------------------
                                              2001         2000
                                           ----------  ------------
Net cash used by operating activities      $(671,219)  $(1,468,476)
Net cash used by investing activities      $  (7,453)  $   (13,770)
Net cash provided by financing activities  $ 649,674   $ 1,364,984

     Revenue. The largest source of the Company's revenue is fees it receives from its clients that access and utilize the Company's healthcare provider networks for work-related injuries and illnesses. When an injured employee utilizes a healthcare provider within the Company's provider networks, the employer realizes savings which it would not have obtained had the employee utilized a healthcare provider not within the Company's provider networks. The Company's clients, or clients' customers, where permitted by law, direct their employees to healthcare providers within the Company's healthcare provider networks, which in turn creates a savings as a result of the discounts the Company has negotiated with its providers. The agreements the Company has with its clients provide the Company with a fee based upon a percentage of the savings realized by its clients.

     Two key components of increased revenue are the number of medical bills from contracted healthcare providers processed during the period and the number of healthcare providers within the Company's networks. Medical bills are bills for services rendered for an injured employee by the Company's contracted healthcare providers. Medical bills are processed two different ways for the Company's clients. The Company reprices medical bills utilizing its proprietary software system and provides data management for its clients. The second way medical bills are processed is when the Company's clients reprice medical bills using the Company's provider data within their software systems. The number of medical bills processed by the Company increased by 156% from 43,722 bills during the nine months ended December 31, 2000, to 111,736 bills during the nine months ended December 31, 2001. During the same time period, the number of medical bills processed by the Company's clients within their software systems increased by 274% to 101,153 bills from 27,077 bills during the 2000 period. Total medical bills processed, both by the Company and the Company's clients, increased by 201% from 70,799 during the nine-month period ended December 31, 2000, to 212,889 during the nine-month period ended December 31, 2001. The Company continues to expand its provider networks in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers or through strategic network alliances with third party networks. The Company utilizes its own network development personnel to enhance its provider networks and custom build in a market for a given client. As of December 31, 2001, the Company's networks consisted of over 250,000 physicians, hospitals and ancillary healthcare providers in all 50 states and the District of Columbia. This is an increase of approximately
100,000 healthcare providers over the same period in the prior year. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

     At the end of the fiscal quarter ended December 31, 2001, the number of clients and customers utilizing the Company's provider networks had increased to 196, an increase of 84 clients and customers over the fiscal quarter ended December 31, 2000. The Company estimates the number of ultimate beneficiaries, which are employers, of the Company's services and savings, obtained through Rockport's clients is in the thousands. Consequently, the increase in the number of clients and customers, coupled with an increase in the number of employers who are the ultimate customers of the Company's clients, resulted in an increase in revenue by $560,521, or 87%, from $646,862 for the nine months ended December 31, 2000, to $1,207,383 for the nine months ended December 31, 2001. With respect to the source of the Company's revenue, the Company's three largest clients provided approximately 52% of the Company's revenue for the nine months ended December 31, 2001. The Company is continuing to add new clients and customers of its existing clients and believes revenue will continue to increase as it implements these new customers.

     Cost of sales. The Company's cost of sales consists primarily of fees paid for access to third party provider networks, fees paid for sales commissions to non-affiliated sales personnel and commission overwrites. Cost of sales increased by $113,864, or 56%, from $204,999 during the nine months ended December 31, 2000, to $318,863 during the nine months ended December 31, 2001. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenues from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the nine months ended December 31, 2001, cost of sales were comprised of network access fees of $173,376, sales commissions of $64,812, commission overwrites of $46,492 and other miscellaneous costs of $34,183. Cost of sales will increase as revenue increases.

     Gross profit. The Company's gross profit increased by $446,657, or 101%, from $441,863 during the nine months ended December 31, 2000, to $888,520 during the nine months ended December 31, 2001. Gross profit as a percentage of sales increased from 68% during the nine months ended December 31, 2000, to 74% during the nine months ended December 31, 2001. The increase in gross profit was attributable to the increase in sales. The increase in gross profit as a percentage of sales was attributable to a decrease in other miscellaneous costs not associated with provider network revenue, partially offset by an increase in fees to access third party networks.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $100,252, or 5%, from $1,838,334 during the nine months ended December 31, 2000, to $1,738,082 during the nine months ended December 31, 2001. The Company has experienced a slight increase in its personnel during the nine months ended December 31, 2001, which increased its payroll and related expenses by $153,953 over the 2000 period. Comparing expenses of the nine months ended December 31, 2001, to those of the nine months ended December 31, 2000, expenses associated with office administration increased by $59,106, which was primarily attributable to signing a new lease for its executive offices that resulted in adding additional office space and one month rent free during the 2000 period. Professional fees decreased by $148,569 which was attributable to a $91,836 reduction in the amounts paid to outside consultants, a $71,481 reduction in the amounts paid for legal services, which amounts were partially offset by an increase in investor relations fees of $23,403.

     The Company currently has fully staffed all of its departments with highly qualified personnel to develop its provider networks, design and develop its management information systems, handle its customer services and provide for the administration of the Company. As a result of this staffing, the Company has increased its processing capabilities and believes that the Company is well positioned to continue its recent growth. The Company believes there will not be any significant increase in selling, general and administrative expenses as it implements its business plan.

     Non-cash compensation associated with issuance of warrants to a third party. On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price, and immediately exercisable. The theoretical value of the stock warrants issued as non-cash compensation to an individual was determined to be $345,000.

     Depreciation and amortization. Depreciation and amortization decreased by $32,515, or 53%, from $61,686 during the nine months ended December 31, 2000, to $29,171 during the nine months ended December 31, 2001. During the year ended March 31, 1999, the Company issued 300,000 shares of its common stock to an individual, who is now a director of the Company, as inducement to loan the Company $300,000. The carrying value assigned to the issuance of stock was determined to be $300,000. During the years ended March 31, 2000 and 1999, the Company issued 150,000 shares of its common stock to a shareholder as inducement to loan the Company $200,000. The carrying value assigned to the issuance of stock was determined to be $200,000. The Company amortized the carrying value of the stock issued as inducement for the loans over the term of the loans. The capitalized loan costs have now been fully amortized which accounts for the decrease in amortization expense.

     Interest expense. Interest expense decreased by $904, or 2%, from $48,903 for the nine months ended December 31, 2000, to $47,999 for the nine months ended December 31, 2001. This decrease in interest expense is attributable to shareholder loans obtained by the Company which, with the exception of two outstanding loans to a shareholder, were converted into restricted common stock of the Company during the years ended March 31, 2001 and 2000. The Company has issued $600,000 of three-year 10% convertible subordinated unsecured notes due June and October 2004. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due June 30, 2002. The Company anticipates interest expense will increase in the future as a result of these notes.

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

     On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at a pre-determined price on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The Company has issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $250,000, for total borrowings of $600,000. $500,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004 and $100,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.325 per share anytime prior to October 2004. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due June 30, 2002. Management believes that the necessary funding to implement the Company's business plan has been obtained.

LIQUIDITY

     The ability of the Company to satisfy its obligations depends in part on its ability to reach a profitable level of operations. The Company has experienced significant revenue growth from the utilization of its provider networks for work-related injuries and illnesses, and expects this growth to continue in the future. Revenue for the nine months ended December 31, 2001, increased 87% from $646,862 for the nine months ended December 31, 2000, to $1,207,383 for the 2001 period. However, this continued growth is conditioned on the Company signing more employers, insurers and others for its provider networks and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its future funding to the continuing development and marketing of this product. At the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flow from operations, it will be dependent upon external sources of financing or loans from its officers, directors and shareholders.

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

                          PART II     OTHER INFORMATION

Item 1.  Legal  Proceedings  -  None

Item 2.  Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2001, that were not registered under the Securities Act.

     On November 29, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued to George Bogle 25,000 shares of common stock in consideration of consulting services valued at $7,500. On November 26, 2001, in conjunction with a consulting services agreement with Mr. Bogle, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean of the closing bid and asked price, and immediately exercisable. No warrants have been exercised as of December 31, 2001.

     On December 31, 2001, under the terms of a written contract executed by the Company, the Company issued 4,244 shares of common stock to Mike Catala in consideration of marketing services valued at $1,528 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On December 31, 2001, under the terms of a written contract executed by the Company, the Company issued 4,244 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $1,528 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)

February 13, 2002               /s/  Larry  K.  Hinson
                                ------------------------------------------------
                                Larry  K.  Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly authorized officer)