Form 10KSB/A
period 2001-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2002-06-03
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
                          --------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number 0-23514
                                                -------

                         ROCKPORT HEALTHCARE GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         33-0611497
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


      50 Briar Hollow Lane, Suite 515W, Houston, Texas            77027
      --------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code:          (713) 621-9424
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

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended March 31, 2001, were $1,091,288.

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


     The Registrant's common stock outstanding as of May 31, 2001, was 13,204,488 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                              ROCKPORT  HEALTHCARE  GROUP,  INC.

                                           INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                            3
          Item 2.   Description of Property                                            7
          Item 3.   Legal Proceedings                                                  8
          Item 4.   Submission of Matters to a Vote of Security Holders                8

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters           8
          Item 6.   Management's Discussion and Analysis and Results of
                      Operations and Financial Condition                               10
          Item 7.   Financial Statements                                               14
          Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                              27

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act                27
          Item 10.  Executive Compensation                                             29
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management                                                       32
          Item 12.  Certain Relationships and Related Party Transactions               33

PART IV   Item 13.  Exhibits and Reports on Form 8-K                                   35

          Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause results to differ from projections include, for example:

     - the Company's ability to forge satisfactory relationships with healthcare providers and employers and enroll sufficient numbers of employees of contracting employers to utilize the Company's services;
     -    continued efforts to control healthcare costs;
     - potential regulation intervention, if the Company fails to comply with regulatory requirements;
     - proposed future efforts to control administrative costs, future provider utilization rates;
     -    future government regulations;
     -    the ability of the Company to price its products competitively;
     - sources for sufficient additional capital to meet the Company's growth and operations; and
     - the failure to properly manage and successfully integrate additional providers.

               The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.


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

     The  Company  has  three  wholly  owned  subsidiaries:  Rockport  Community
Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. RCN develops and maintains the occupational injuries and illnesses provider network to clients of the Company. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RGT is a business entity which provides support services to RCN and the Company, which include management information services, customer services, doctor and provider referrals, contracting of providers for the Company's network and administration of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.

THE  COMPANY'S  PRODUCTS  AND  SERVICES

     The Company assists its customers in managing increased medical costs associated with workers' compensation by providing these customers access to the Company's network of healthcare professionals and facilities (the "Provider Network") consisting of PPOs and EPOs.

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary charges for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the savings realized by its customers. The savings realized by its customers is the difference between the maximum rate allowed for workers' compensation claims in accordance with the state allowed fee schedules, or usual and customary charges, and the discounted rates negotiated by the Company with its healthcare providers.

     The Provider Network is designed to reduce the price paid by the Company's customers for medical services by offering its customers the discounts the Company has negotiated with its healthcare providers. The customer realizes savings due to the reduced cost of healthcare services provided under the Provider Network and its PPOs and EPOs. The discounts obtained by the Company from its network of healthcare providers range from as low as a 2% to as high as a 30% reduction from the state fee schedule or usual and customary. PPOs are typically groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employer groups. EPOs are networks in which the healthcare providers have agreed to certain additional administrative pathways that are appropriate for occupational medicine in exchange for greater financial incentives than found in the PPO network of providers. The Company, through its wholly owned subsidiary Rockport Community Network, Inc., provides PPO and EPO networks as a part of its Provider Network for occupational injuries and illnesses. The Provider Network is marketed to third party administrators, managed care organizations, insurers, case and utilization management companies, self-funded employers and other similar organizations. Currently, the Company provides the Provider Network primarily in the area of occupational injuries and illnesses.

     The Company's customers obtain reduced healthcare costs from the Provider Network because the rate structure negotiated by the Company with providers in its PPOs and EPOs is lower than the customers may otherwise be able to obtain. For work related injuries and illnesses, employers obtain reduced costs because the rate reductions by the providers in the Provider Network are less than the state allowed fee schedules and/or below the usual and customary allowables. As compensation, the Company receives a percentage of the savings realized by the customer due to its employee's utilization of the Provider Network. The Company negotiates its percentage of savings fees with each of its customers individually based upon the amount of potential business the Company will realize from the customer. These fees constitute the majority of the Company's revenue.

     The healthcare providers selected by the Company for its Provider Network are selected on the basis of their clinical qualifications and their adherence to the standards of care and service developed by the Company. The Company ensures that the providers are geographically appropriate, accessible and consumer friendly
     The Company has increased the number of providers that are a part of its Provider Network. The Company is now in the process of building a nationwide proprietary network of healthcare providers. The Company's provider networks currently consist of 105,752 physicians, 3,377 hospitals and 39,821 ancillary and allied healthcare providers in all 50 states and the District of Columbia.

The Company has also entered into an agreement with Beyond Benefits, a national PPO network, to be utilized in those states or areas where the Company has not begun development of its own network. In addition to Beyond Benefits, the Company has network access agreements with various other state and regional PPO networks for access to their providers. The agreement with Beyond Benefits provides the Company with access to providers in 50 states. The Company negotiates various fee reimbursements to the networks it accesses which are normally a percentage of the revenue the Company receives from its customers. The healthcare providers of the national PPO and the state and regional PPO networks are included in the above listed healthcare providers. The Company intends to develop its healthcare networks through the use of its in-house network development staff.

     The Company had two customers which accounted for approximately 17.2% and 14.5% of sales for the year ended March 31, 2001. These customers were the Houston Independent School District and EOS Group Inc., respectively. There were no other customers which accounted for more than 10% of sales for this period.

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

     The Company offers other entities in the healthcare industry consulting and other services in the areas of management information systems, customer service, physician and facility referrals, contracting (providers and payors), credentialing (providers) and re-pricing. Whereas the Company makes these services available, there was no resulting revenue from these services during the fiscal year ended March 31, 2001. Approximately 7% of the Company's revenue resulted from these services in the fiscal year ended March 31, 2000.

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

     The Company's management information systems (the "MIS") is a critical component in its operations because the information processed and derived through the MIS enables the Company to negotiate price discounts for provider services and monitor utilization and other cost factors. In addition, the MIS is critical to the timely, efficient processing and/or review of provider claims. The Company maintains the rate data it has negotiated with its providers within its medical bill repricing software. The medical bills received from its customers are then matched against the rates maintained by the Company. Once there is a match between the medical bill and one of the Company's providers, a savings is generated. It is this savings which provides revenue to the Company and savings to the Company's customers. The MIS also produces reports which are utilized by the Company, its customers and providers to monitor costs associated with workers' compensation. The Company relies on a combination of trade secrets and confidentiality measures to establish and protect its proprietary rights to the MIS. There can be no assurance, however, that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have already developed products which, to some extent, perform functions similar to those performed by the MIS.

GOVERNMENT  REGULATION

     Although the area of managed healthcare is heavily regulated, the Company is not currently subject to any specific licensing requirements at the federal or state level. The various network providers that the Company contracts with are regulated, and the Company's ability to utilize these networks is contingent on the continued eligibility of these network providers to provide services. The failure of these providers to maintain their eligibility could adversely affect the Company's breadth of providers.

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

EMPLOYEES

     As of May 31, 2001, the Company had 21 employees, with 20 employees located in Houston, Texas and one employee located in Monument, Colorado. All of the Company's employees are full-time. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company's lease on these premises covers 12,219 square feet and expires on June 30, 2005. The Company's monthly lease payment on its leased office space as of March 31, 2001 is $16,323 and increases to $16,831 on July 1, 2002 and to $17,341 on July 1, 2003 through the end of the lease.

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

Fiscal Year 2001:                                      High    Low
                                                       ----    ---

     Quarter Ended March 31, 2001 . . . . . . . . . .  $0.38  $0.25
     Quarter Ended December 31, 2000. . . . . . . . .  $0.56  $0.19
     Quarter Ended September 30, 2000 . . . . . . . .  $1.19  $0.28
     Quarter Ended June 30, 2000. . . . . . . . . . .  $1.75  $1.00

Fiscal Year 2000:                                      High    Low
                                                       ----    ---

     Quarter Ended March 31, 2000 . . . . . . . . . .  $2.06  $1.38
     Quarter Ended December 31, 1999. . . . . . . . .  $3.81  $1.81
     Quarter Ended September 30, 1999 . . . . . . . .  $8.25  $4.25
     Quarter Ended June 30, 1999. . . . . . . . . . .  $9.25  $5.00

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

     On December 12, 2000, under the terms of a settlement agreement dated as of October 19, 2000, and executed by the Company, the Company issued 100,000 shares of common stock to Ed and Sheri Firosz valued at $20,000 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

     As of March 31, 2001, the Company had outstanding $200,000 aggregate principal amount on two convertible promissory notes due to a shareholder. $100,000 principal amount is convertible at $2.00 per share into 50,000 shares of Company common stock and $100,000 principal amount is convertible at $1.00 per share into 100,000 shares of Company common stock. Both notes are convertible anytime prior to April 1, 2003. The notes were issued pursuant to
Section  4(2)  of  the  Securities  Act.

     Except as otherwise indicated, the Company believes that the transactions described above were exempt from registration under the Securities Act pursuant to Section 4(2) as transactions not involving any public offering because such securities were sold to a limited group of sophisticated persons that had a pre-existing business or personal relationship with the Company or its management and were purchasing for investment without a view to further distribution. The Company also issued securities pursuant to Regulation D of the Securities Act to accredited investors, as defined in Rule 501 of Regulation
D. For all issuances made in reliance on Regulation D, the Company received representations from the investor that such person met the definition of accredited investor. The Company took steps to ensure that the purchaser was acquiring securities for purposes of investment and not with a view to distribution, including execution of agreements concerning such purchaser's investment intent and the placement of restrictive legends on stock certificates evidencing the shares. All of the individuals listed had access to the Company's SEC filings. All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above.

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

RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

     YEAR ENDED MARCH 31, 2001 TO YEAR ENDED MARCH 31, 2000
     ------------------------------------------------------

                                              March 31, 2001    March 31, 2000
                                             ----------------------------------
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

     The following summary table presents comparative cash flows of Rockport for the one year periods ended March 31, 2001 and 2000:

                                               March 31, 2001    March 31, 2000
                                              ----------------------------------

   Net cash used by operating activities      $    (1,691,533)  $    (1,524,556)
   Net cash used by investing activities      $       (16,204)  $       (53,915)
   Net cash provided by financing activities  $     1,641,201   $     1,694,409

     Revenue. The largest source of the Company's revenue is fees it receives from employers, bill review companies, third party administrators and insurance companies whose employees, clients and insureds access and utilize the Company's healthcare provider networks for occupational injuries and illnesses. The Company contracts directly with healthcare providers for fees which are less than the state allowed maximum fees or usual and customary under workers' compensation laws and regulations. When an injured employee utilizes a healthcare provider within the Company's provider networks, the employer realizes savings which it would not have obtained had the employee utilized a healthcare provider not within the Company's provider networks. The agreements the Company has with its customers provide the Company with a percentage of the savings realized by its customers. Typically, these agreements are short-term in nature and terminable at will by either party. The short-term nature of these agreements are standard within the healthcare industry.

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

     General and administrative expenses. General and administrative expenses increased by $498,895, or 28%, from $1,781,691 during the year ended March 31, 2000, to $2,280,586 during the year ended March 31, 2001. Payroll and related expenses increased from $1,164,709 during the year ended March 31, 2000, to $1,437,601, or 23%, during the year ended March 31, 2001. Incremental staffing and associated expenses to enable the Company to implement its business plan were the primary sources for the increase. The increase in payroll and related expenses represents 55% of the total increase in general and administrative expenses over the year ended March 31, 2000. Other general and administrative expenses increased from $118,389 during the year ended March 31, 2000, to $270,504, or 128%, during the year ended March 31, 2001. The Company had been advancing operating capital to one of its vendors which performed services for the Company's customers. The Company determined the vendor would be unable to provide future services to the Company in order to repay the advances and wrote off the advances in the amount of $135,435 during the quarter ended December 31, 2000. Total bad debt expense for the year ended March 31, 2001 was $196,508, which represents 39% of the total increase in general and administrative expenses. There was no bad debt expense incurred during the year ended March 31, 2000. Professional services which are comprised of audit, legal, investor relations and consulting fees increased from $219,593 during the year ended March 31, 2000, to $292,295, or 33%, during the year ended March 31, 2001. During the year ended March 31, 2001, the Company retained SEC counsel to assist with SEC compliance requirements and retained the services of an investor relations firm to assist the Company in informing the investment community of developments about the Company. The increase in professional services represents 15% of the total increase in general and administrative expenses.

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

     Net income. The Company had a net loss for the year ended March 31, 2001, of $1,666,058, or $0.18 per share, compared with a net loss of $1,978,481, or $0.38 per share, for the year ended March 31, 2000. The primary components of the lesser amount of loss when compared to last year was increased revenue and gross profit and reduced amortization expense, partially offset by increased general and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company currently manages the payment of its current liabilities and other obligations on a monthly basis as cash becomes available. Net cash used by operating activities for the year ended March 31, 2001, was $1,691,533 compared with $1,524,556 for the year ended March 31, 2000. The primary components of net cash used by operating activities for the 2001 period were a net loss of $1,666,058, increases in accounts receivable and prepaid expenses, decreases in amounts due to directors, officers and employees and other current liabilities, all of which was partially offset by increases in accounts payable and non-cash charges. Cash used by investing activities decreased from $53,915 for the year ended March 31, 2000, to $16,204 for the year ended March 31, 2001. During the year ended March 31, 2001, cash provided by financing activities was $1,641,201 compared to $1,694,409 for the year ended March 31, 2000. During the 2001 period, the Company sold common stock and raised $1,265,354, obtained proceeds from notes payable in the amount of $444,225 and repaid principal of outstanding notes in the amount of $68,378.

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

     The Company estimates that it will require $450,000 to fund its operations for the next year. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. Of the three-year 10% convertible subordinated unsecured notes, the Company has issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $150,000, for total borrowings of $500,000. These notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004. Management believes that the necessary funding to implement the Company's business plan has been obtained. However, at the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flow from operations, it will be dependent upon external sources of best efforts financing or loans from its officers and directors.

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



Hein + Associates LLP



Houston, Texas
May 31, 2001

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                          AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                          March 31,     March 31,
                                                                             2001          2000
                                                                         --------------------------
                            ASSETS
Current assets:
    Cash                                                                 $    66,722   $   133,258
    Accounts receivable, net of allowance of $20,000 at March 31, 2001       326,630       100,716
    Prepaid expenses                                                          16,351           980
                                                                         --------------------------
        Total current assets                                                 409,703       234,954
                                                                         --------------------------
Property and equipment:
    Office furniture and equipment                                            38,704        37,729
    Computer equipment and software                                           80,254        65,025
    Telephone equipment                                                       15,734        15,734
                                                                         --------------------------
                                                                             134,692       118,488
    Less accumulated depreciation                                            (64,639)      (40,558)
                                                                         --------------------------
        Net property and equipment                                            70,053        77,930
                                                                         --------------------------
Other assets:
    Deposits                                                                   9,038         9,038
    Accounts receivable, other                                                    --        81,250
    Capitalized loan costs, net                                                   --        33,333
    Intangible assets, net                                                   113,004       126,739
                                                                         --------------------------
                                                                             122,042       250,360
                                                                         --------------------------
        Total assets                                                     $   601,798   $   563,244
                                                                         ==========================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                              $   156,976   $    84,788
    Notes payable to related parties                                              --       518,165
    Due to directors, officers and employees                                  29,750        66,994
    Other current liabilities                                                170,263       278,523
                                                                         --------------------------
        Total current liabilities                                            356,989       948,470
                                                                         --------------------------
Long-term debt                                                               200,000            --
                                                                         --------------------------
Commitments and contingencies (Note 5 )
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                 --            --
    Common stock, $.001 par value, 20,000,000 shares authorized,
      12,997,822 and 6,210,127 shares issued and outstanding at
      March 31, 2001 and 2000, respectively                                   12,997         6,210
    Additional paid-in capital                                             5,791,458     3,702,152
    Accumulated deficit                                                   (5,759,646)   (4,093,588)
                                                                         --------------------------
                                                                              44,809      (385,226)
                                                                         --------------------------
        Total liabilities and shareholders' equity (deficit)             $   601,798   $   563,244
                                                                         ==========================

See accompanying notes to consolidated financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                          2001          2000
                                                      --------------------------
Revenue                                               $ 1,091,288   $   293,193
Cost of sales                                             344,124        63,080
                                                      --------------------------
        Gross profit                                      747,164       230,113
                                                      --------------------------

Operating expenses:
  General and administrative expenses:
    Payroll and related expenses                        1,437,601     1,164,709
    Office administration                                 280,186       279,000
    Professional services                                 292,295       219,593
    Other                                                 270,504       118,389
                                                      --------------------------
  Total general and administrative expenses             2,280,586     1,781,691
  Depreciation and amortization                            71,149       330,473
                                                      --------------------------
        Total operating expenses                        2,351,735     2,112,164
                                                      --------------------------

Loss from operations                                   (1,604,571)   (1,882,051)
Interest, net                                              61,487        96,430
                                                      --------------------------
Net loss                                              $(1,666,058)  $(1,978,481)
                                                      ==========================

Net loss per share - basic and diluted                $     (0.18)  $     (0.38)
                                                      ==========================

Weighted average number of common shares outstanding    9,220,300     5,243,231
                                                      ==========================

See accompanying notes to consolidated financial statements.

                                          ROCKPORT HEALTHCARE GROUP, INC.
                                                 AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                                          Total
                                                          Common Stock       Additional               Shareholders'
                                        Stock        ---------------------    Paid-in    Accumulated     Equity
                                     Subscriptions     Shares      Amount     Capital      Deficit      (Deficit)
                                    -------------------------------------------------------------------------------
Balances March 31, 1999             $   (1,086,487)   4,937,169   $ 4,938   $2,924,802   $(2,115,107)  $  (271,854)
Stock issued for cash                           --      527,618       527      691,684            --       692,211
Stock issued for services                       --       66,710        66      117,122            --       117,188
Stock issued in connection with
  loans                                         --       50,000        50       99,950            --       100,000
Stock issued for an acquisition                 --       37,500        38       37,462            --        37,500
Debt converted to equity                        --    1,032,530     1,032      760,043            --       761,075
Stock warrants sold                             --           --        --       17,532            --        17,532
Reduction of stock subscription
  receivable to amounts collected          920,400     (441,400)     (441)    (940,959)           --       (21,000)
Collection of stock subscriptions          166,087           --        --       (5,484)           --       160,603
Net loss                                        --           --        --           --    (1,978,481)   (1,978,481)
                                    -------------------------------------------------------------------------------
Balances March 31, 2000                         --    6,210,127     6,210    3,702,152    (4,093,588)     (385,226)
Stock issued for cash                           --    4,721,391     4,721    1,260,633            --     1,265,354
Debt converted to equity                        --    1,616,616     1,617      692,395            --       694,012
Stock issued for interest payments              --       97,250        97       25,924            --        26,021
Stock issued for services                       --      244,258       244       55,664            --        55,908
Stock issued for accrued expenses               --      108,180       108       54,690            --        54,798
Net loss                                        --           --        --           --    (1,666,058)   (1,666,058)
                                    -------------------------------------------------------------------------------
Balances March 31, 2001             $           --   12,997,822   $12,997   $5,791,458   $(5,759,646)  $    44,809
                                    ===============================================================================

See accompanying notes to consolidated financial statements.

                                ROCKPORT HEALTHCARE GROUP, INC.
                                      AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                                     2001          2000
                                                                 --------------------------
Cash flows used by operating activities:
    Net loss                                                     $(1,666,058)  $(1,978,481)
    Adjustments to reconcile net loss to cash used by operating activities:
        Depreciation                                                  24,081        20,140
        Amortization                                                  47,068       310,333
        Issuance of stock for services                                55,908       117,188
        Issuance of stock for interest payments                       26,021            --

        Changes in assets and liabilities:
            Accounts receivable - trade and other                  (144,664))     (168,609)
            Prepaid expenses                                         (15,371)           48
            Accounts payable                                          72,188        20,112
            Due to directors, officers and employees                 (28,017)           --
            Other current liabilities                                (62,689)      153,734
            Other assets                                                  --           979
                                                                 --------------------------
Cash used by operating activities                                 (1,691,533)   (1,524,556)
                                                                 --------------------------

Investing activities:
    Purchase of fixed assets                                         (16,204)      (16,415)
    Investments acquired                                                  --       (37,500)
                                                                 --------------------------
Cash used by investing activities                                    (16,204)      (53,915)
                                                                 --------------------------

Financing activities:
    Proceeds from sale of stock                                    1,265,354       692,211
    Proceeds from stock subscriptions                                     --       160,603
    Proceeds from notes payable                                      444,225     1,105,496
    Repayments of notes payable                                      (68,378)     (281,433)
    Sale of stock warrants                                                --        17,532
                                                                 --------------------------
Cash provided by financing activities                              1,641,201     1,694,409
                                                                 --------------------------
Net increase (decrease) in cash                                      (66,536)      115,938
Cash and cash equivalents, beginning of year                         133,258        17,320
                                                                 --------------------------
Cash and cash equivalents, end of year                           $    66,722   $   133,258
                                                                 ==========================

Non-cash transactions:
    Stock issued to convert debt                                 $   694,012   $   761,075
    Stock cancelled for subscriptions                                     --       (21,000)
    Stock issued for accrued expenses                                 54,798            --
    Non-cash assets of Primary Provider Management Company                --        37,500
                                                                 ==========================

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

j)   Revenue  Recognition

     Revenue is recognized when earned. Revenue is earned at such time as the Company's contractual discounts with its healthcare providers are applied to its customers' medical bills which produces a savings. The Company's revenue is a contractual percentage of the savings realized. At the time the contractual discounts are applied, the revenue is realized and collection is reasonably assured. The adoption of SEC Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" had no affect on the Company's revenue recognition policies. Losses are recognized when reasonable estimates of the amount of the loss can be made.

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

Note  4.  Notes  Payable  to  Related  Parties

     Notes  payable  consist  of  the  following:

                                                                         March 31,
                                                                     ------------------
                                                                       2001      2000
                                                                     ------------------
    Unsecured note payable to a shareholder, due in monthly
       installments of $2,482, with interest at 8%.                  $     --  $ 11,260

    Convertible notes payable to a shareholder, with interest at
       15%.  The notes are guaranteed by two officers and
       shareholders and are convertible into 150,000 shares of
       Company common stock at any time before April 1,
       2003.  The Company issued 150,000 shares of its
       common stock in connection with these notes.                   200,000   200,000

    Convertible note payable to a shareholder, due in monthly
       installments of $26,725, with 18% interest, due January
       2001.  These notes were collateralized by all Company
       assets and were convertible into 300,000 shares of
       Company common stock at any time before January
       2001.  On June 29, 2000, the shareholder exercised the
       convertibility feature of the notes and the Company
       issued 238,640 shares of common stock in connection
       therewith.                                                          --   181,905

    Unsecured note payable to a director, due and payable on
       demand, with interest at 8%.                                        --   125,000
                                                                     --------  --------
       Total                                                         $200,000  $518,165
                                                                     ========  ========

     On March 31, 2001, $129,225 of principal and $7,935 of interest due on a note to an executive officer and director was converted into 548,639 shares of the Company's restricted common stock and $130,000 of principal and $15,524 of interest due on a note to another director was converted into 582,094 shares of the Company's restricted common stock. These sales were negotiated sales between the Company and the executive officer and director. The notes did not include conversion features.

     On June 29, 2000, $300,000 of advances due under a note to a shareholder and a director of the Company was converted into 400,000 shares of the Company's restricted common stock and $134,787 of principal and $44,193 of interest due on convertible notes payable to another shareholder, who is also a director of the Company, was converted into 238,640 shares of the Company's restricted common stock. These sales were negotiated sales between the Company and directors. The notes did not include conversion features.

     On March 31, 2000, $754,466 of principal and interest due under a note to a shareholder and a director of the Company was converted into 1,005,955 shares of the Company's restricted common stock. These sales were negotiated sales between the Company and the director. The note did not include a conversion feature.

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

     Stock option activity during the period indicated is as follows:

                                                   Weighted
                                     Number of      Average
                                      Shares    Exercise Price
                                     --------------------------
     Outstanding, beginning of year         --  $            --
       Granted                         577,900              .25
       Exercised                            --               --
       Forfeited                            --               --
       Expired                              --               --
                                     --------------------------
     Outstanding, end of year          577,900  $           .25
                                     ==========================
     Exercisable, end of year           50,000  $           .25
                                     ==========================

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

                                          March 31,
                                            2001
                                        ------------
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

     The Company has funded its operations through the sale of Company common stock, borrowed funds from outside sources and converted employee and director debt to common stock of the Company. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The Company has issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $150,000, for total borrowings of $500,000. These notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004. The conversion price of $.36 was determined by the average of the high bid ($.39) and low asked ($.33) stock quotations on the dates of funding. As a result, there are no beneficial conversion features associated with these notes. Although management believes the funding necessary to implement its business plan has been obtained, should the Company experience a shortfall in operating cash flow, the Company may not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

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

Name                   Age      Position with the Company       Director Since
---------------------  ---  ----------------------------------  --------------

John K. Baldwin         67  Chairman of the Board               December 1997
Harry M. Neer           61  President, Chief Executive Officer  December 1997
                            and Director
Larry K. Hinson         55  Secretary, Treasurer and Director   December 1997
Robert D. Johnson       54  Director                            September 2000
Eric H. Kolstad         40  Director                              March 2000
Carl A. Chase           51  Senior Vice President -                    --
                            Budgets & Controls
Gregory H. Neer         33  Senior Vice President -                    --
                            Operations
Mark C. Neer            37  Senior Vice President -                    --
                            Business Development
William W. Wollenberg   47  Senior Vice President -                    --
                            National Marketing & Sales

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

     Gregory H. Neer. Mr. Neer joined the Company in November 1997 as Director of MIS and was promoted to Senior Vice President - Operations effective as of April 2001. Mr. Neer's responsibilities include the development and maintenance of the Company's proprietary repricing software system. Mr. Neer has in excess of 6 years' experience in information systems, sales and project management. Through the past six years, Mr. Neer has improved and maximized companies' resources through development of user-friendly interfaces including: Information System Consultant for Vauter Door Co., where he created and developed an interactive door manufacturing Windows' based application while working closely with management and staffed employees to tailor the program to specific needs; Sales Engineer/Project Manager for Stewart & Stevenson Services where he created and integrated Microsoft Access applications to track, manage and analyze trends and the status of requests for quotes, business contracted and loss.

     Mark C. Neer. Mr. Neer joined the Company in January 2000 as Vice President - Business Development and was promoted to Senior Vice President - Business Development effective as of April 2001. Mr. Neer has a Bachelors degree in English Literature with a double minor in Business Administration and Psychology. Mr. Neer has over twelve years' experience in physician practice management and healthcare consulting. He served as Director of Regional Operations for CareSelect Group, Inc., a national physician practice management company with responsibility for 22 specialty physicians, over 120 employees and an annual budget of $15 million in revenue. Prior to CareSelect, Mr. Neer served as a principal and senior healthcare consultant for Tactical Integration,

Inc. representing Baylor College of Medicine, OrNda Health Care Systems, Cigna Health Care, and Blue Cross/Blue Shield of Texas. From 1988 to 1994, Mr. Neer served as the Administrator for a group of occupational medical clinics with responsibility for operating the facilities and developing the marketing programs that met industries' needs.

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

ITEM  10.  EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

     The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the named executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                 LONG-TERM COMPENSATION
                                    ANNUAL COMPENSATION                  AWARDS
                                 -------------------------  --------------------------------
                                                              Restricted Stock   Securities
Name and                 Fiscal     Salary        Bonus          Awards ($)      Underlying
Principal Position        Year       ($)           ($)                           Options (#)
-----------------------  ------  ------------  -----------  -------------------  -----------
Harry M. Neer,             2001  $   150,000            --                  --       150,000
President and Chief        2000  $ 106,500(1)           --                  --            --
Executive Officer          1999  $  98,500(2)           --                                --
-----------------------  ------  ------------  ------------  ------------------  -----------
Larry K. Hinson,           2001  $   150,000            --                  --       125,000
Secretary and Treasurer    2000  $ 109,500(1)           --                  --            --
                           1999  $  98,500(2)           --                                --
-----------------------  ------  ------------  ------------  ------------------  -----------
Mark C. Neer               2001  $   130,000            --                  --        20,000
Senior Vice President -    2000  $    16,250            --                  --
Business Development
-----------------------  ------  ------------  ------------  ------------------  -----------
William W. Wollenberg      2001  $   221,250   $  45,789(3)                 --        37,500
Senior Vice President -    2000  $   240,000   $  10,623(3)                 --            --
National Sales &           1999  $   240,000            --   $      100,000-(3)           --
Marketing
-----------------------  ------  ------------  ------------  ------------------  -----------

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

                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                AND FISCAL YEAR-END OPTION VALUES

                          Shares
                         Acquired     Value     Number  of  Securities     Value  of  Unexercised
                       on Exercise   Realized   Underlying Unexercised           In-the-Money
Name                       (#)         ($)      Options  at FY-End (#)       Options at FY-End ($)
---------------------  -----------  --------  -----------  -------------  -----------  -------------
                                              Exercisable  Unexercisable  Exercisable  Unexercisable
---------------------  -----------  --------  -----------  -------------  -----------  -------------
Harry M. Neer                   --        --           --        150,000           --             --
---------------------  -----------  --------  -----------  -------------  -----------  -------------
Larry K. Hinson                 --        --           --        125,000           --             --
---------------------  -----------  --------  -----------  -------------  -----------  -------------
Gregory H. Neer                 --        --           --         53,500           --             --
---------------------  -----------  --------  -----------  -------------  -----------  -------------
Mark C. Neer                    --        --           --         20,000           --             --
---------------------  -----------  --------  -----------  -------------  -----------  -------------
William W. Wollenberg           --        --           --         37,500           --             --
---------------------  -----------  --------  -----------  -------------  -----------  -------------

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

Name and Address of                       Number of Shares         Percentage of
Beneficial Owner                       Beneficially Owned (1)  Outstanding Shares (2)
-------------------------------------  ----------------------  ----------------------
John K. Baldwin                                 5,390,686 (4)                   38.4%
901 Highland Avenue
Del Mar, CA 92014
-------------------------------------  ----------------------  ----------------------
Harry M. Neer (3)                                  1,096,755                     8.3%
-------------------------------------  ----------------------  ----------------------
Larry K. Hinson (3)                               324,955 (5)                    2.5%
-------------------------------------  ----------------------  ----------------------
Robert D. Johnson                               2,483,668 (6)                   18.6%
13606 Bermuda Dunes Ct.
Houston, TX 77069
-------------------------------------  ----------------------  ----------------------
Eric H. Kolstad                                       85,500                       *
317 Stonecliffe Isle
Irvine, CA 92612
-------------------------------------  ----------------------  ----------------------
Carl A. Chase (3)                                376,450  (7)                    2.8%
-------------------------------------  ----------------------  ----------------------
Gregory H. Neer (3)                                   25,000                       *
-------------------------------------  ----------------------  ----------------------
Mark C. Neer (3)                                      50,000                       *
-------------------------------------  ----------------------  ----------------------
William W. Wollenberg (3)                            197,649                     1.5%
-------------------------------------  ----------------------  ----------------------
All Executive Officers and Directors           10,030,663 (8)                   70.5%
  as a group (9 persons)
-------------------------------------  ----------------------  ----------------------

* Less  than  one  percent

----------------

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

(8) Includes 972,222 shares of common stock underlying presently convertible debt and includes a vested option to purchase 50,000 shares of common stock.

                            EQUITY COMPENSATION PLANS

     The following table sets forth information, as of March 31, 2001, with respect to the Company's compensation plans under which its common stock is authorized for issuance:

                                                                                 Number of Securities
                             Number of Securities                              Remaining Available for
                              To be Issued Upon         Weighted Average        Future Issuance Under
                           Exercise of Outstanding     Exercise Price of         Equity Compensation
                            Options, Warrants and     Outstanding Options,   Plans (Excluding Securities
                                    Rights            Warrants and Rights       Reflected in Column A)
Plan Category                        (A)                      (B)                        (C)
-------------------------  ------------------------  ----------------------  ----------------------------
Equity Compensation Plans
Approved by Security
Holders                                     577,900  $                  .25                       422,100
Equity Compensation Plans
Not Approved by Security
Holders                                          --                      --                            --
                           ------------------------  ----------------------  ----------------------------
  Total                                     577,900  $                  .25                       422,100

     The equity compensation plan discussed above was approved at a Company shareholders' meeting held in September 2001.

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

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit  No.        Description
------------        -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration
                    Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-2351)
3.2                 Amendment  to  Certificate  of  Incorporation  of Registrant
3.3                 Bylaws  of  Registrant (incorporated by reference to Exhibit
                    3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its Behalf by the undersigned, thereunto duly authorized

                               ROCKPORT  HEALTHCARE  GROUP,  INC.

                               By:  /s/  Larry  K.  Hinson
                                   -------------------------------------
                               Larry K. Hinson, Principal Accounting
                               Officer, Chief Financial Officer,
                               Secretary  and  Treasurer

                               Date:  May 31, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                 Title                          Date
     ---------                 -----                          ----

/s/ John K. Baldwin  Chairman of the Board                May 31, 2002
-------------------
John K. Baldwin

/s/ Harry M. Neer    President, Chief Executive           May 31, 2002
-------------------  Officer and Director
Harry M. Neer

/s/ Larry K. Hinson Secretary, Chief Financial Officer, May 31, 2002 ------------------- Treasurer and Director
Larry K. Hinson


-------------------  Director
Robert D. Johnson

/s/ Eric H. Kolstad  Director                             May 31, 2002
-------------------
Eric H. Kolstad

                                  EXHIBIT INDEX


Exhibit  No.        Description
------------        -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration
                    Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-2351)
3.2                 Amendment  to  Certificate  of  Incorporation  of Registrant
3.3                 Bylaws  of  Registrant (incorporated by reference to Exhibit
                    3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
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