Form 10QSB/A
period 2001-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2002-06-03
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                             ROCKPORT HEALTHCARE GROUP, INC.
                                 INDEX TO FORM 10-QSB/A
                                      JUNE 30, 2001


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

     On April 1, 2001, under the terms of a written employment agreement executed by the Company, the Company issued 100,000 shares of common stock to Carl A. Chase, an officer of the Company, valued at $25,000 pursuant to the exemption provided by Rule 506 of the Securities Act.

     On April 30, 2001, pursuant to the exemption provided by Rule 506 of the Securities Act, the Company issued and sold 106,665 shares of its common stock to Trevor D. Ling, an accredited investor, in consideration for $21,333.

     On June 11, 2001, pursuant to the exemption provided by Rule 506 of the Securities Act, the Company issued a three-year 10% convertible subordinated unsecured note in the amount of $50,000 to Robert D. Johnson, a director of the Company. The note is convertible into Company common stock at a conversion price of $0.36 per share anytime prior to June 10, 2004.

     On June 18, 2001, pursuant to the exemption provided by Rule 506 of the Securities Act, the Company issued a three-year 10% convertible subordinated unsecured note in the amount of $300,000 to John K. Baldwin, a director of the Company. The note is convertible into Company common stock at a conversion price of $0.36 per share anytime prior to June 17, 2004.

     On June 15, 2001, pursuant to the exemption provided by Rule 506 of the Securities Act, the Company issued a three-year 10% convertible subordinated unsecured note in the amount of $150,000 to Robert C. Johnson. Mr. Johnson is not related to Mr. Robert D. Johnson. The note is convertible into Company common stock at a conversion price of $0.36 per share anytime prior to June 17, 2004.

     The Company issued the above securities pursuant to Rule 506 of the Securities Act to accredited investors, as defined in Rule 501 of Regulation D. The Company took steps to ensure that the purchaser was acquiring securities for purposes of investment and not with a view to distribution, including execution of agreements concerning such purchaser's investment intent and the placement of restrictive legends on certificates evidencing the securities. All of the individuals listed had access to the Company's SEC filings. All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above.


Item 3.  Defaults  Upon  Senior  Securities  -  None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  -  None

Item 5.  Other  Information  -  None

Item 6.  Exhibits  and  Reports  on  Form  8-K

        (a) Exhibits. The following exhibits of the Company are included herein.


Exhibit No.    Description
----------     -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-2351)
3.2 Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated May 31, 2002)
3.3 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7           Lease  Agreement  at  50  Briar  Hollow Lane, Suite 515W Houston,
               Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
10.8           2000  Long-term  Incentive  Plan  (incorporated  by  reference to
               Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.9 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)

     (b) Reports on Form 8-K. - The Registrant has not filed any reports on Form 8-K during the quarter covered by this Form 10-QSB.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)

May 31, 2002                    /s/  Larry  K.  Hinson
                                ------------------------------------------------
                                Larry  K.  Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly  authorized  officer)