Form 10QSB/A
period 2001-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2002-06-03
CIK 919606

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

                             ROCKPORT HEALTHCARE GROUP, INC.
                                   INDEX TO FORM 10-QSB/A
                                    DECEMBER 31, 2001

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

     The Company has funded its operations through the sale of Company common stock, borrowed funds from outside sources and converted employee and director debt to common stock of the Company. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. As of December 31, 2001, the Company had issued notes to two directors in the aggregate amount of $350,000 and an individual in the amount of $250,000, for total borrowings of $600,000. These notes are convertible into Company common stock at conversion prices ranging from $.325 to $.36 per share anytime prior to June and October 2004. The conversion price of $.325 was determined by the average of the high bid ($.36) and low ask ($.29) stock quotations on the date of funding. The conversion price of $.36 was determined by the average of the high bid ($.39) and low ask ($.33) stock quotations on the dates of funding. As a result, there are no beneficial conversion features associated with these notes. At the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flows from operations, it will be dependent upon external sources of financing or loans from its officers, directors and shareholders. Should the Company experience a shortfall in operating cash flow, the Company may not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern. See Note 9 "Subsequent Events" for a discussion of additional funding received.

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

     On November 1, 2001, pursuant to Rule 506 of the Securities Act, the Company issued a three-year 10% convertible subordinated unsecured note in the amount of $100,000 to Robert C. Johnson. The note is convertible into Company common stock at a conversion price of $0.325 per share anytime prior to October 31, 2004.

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

Item 3.  Defaults  Upon  Senior  Securities  -  None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  -  None

Item 5.  Other  Information  -  None

Item 6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits.  The  following exhibits of the Company are included herein.


Exhibit No.    Description
-----------    -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-2351)
3.2 Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated May 31, 2002)
3.3 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7           Lease  Agreement  at  50  Briar  Hollow Lane, Suite 515W Houston,
               Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
10.8           2000  Long-term  Incentive  Plan  (incorporated  by  reference to
               Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.9 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.10          Consulting Services Agreement with George Bogle
10.11          Warrant Agreement with George Bogle

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