Form 10KSB/A
period 2001-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2002-06-27
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-KSB/A (SECOND AMENDMENT)

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


     The Registrant's common stock outstanding as of May 31, 2001, was 13,204,488 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                              ROCKPORT  HEALTHCARE  GROUP,  INC.

                                           INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                            3
          Item 2.   Description of Property                                            8
          Item 3.   Legal Proceedings                                                  8
          Item 4.   Submission of Matters to a Vote of Security Holders                8

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters           8
          Item 6.   Management's Discussion and Analysis and Results of
                      Operations and Financial Condition                               11
          Item 7.   Financial Statements                                               15
          Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                              28

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act                28
          Item 10.  Executive Compensation                                             30
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management                                                       33
          Item 12.  Certain Relationships and Related Party Transactions               34

PART IV   Item 13.  Exhibits and Reports on Form 8-K                                   36

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


     The Provider Network is designed to reduce the price paid by the Company's customers for medical services by offering its customers the discounts the Company has negotiated with its healthcare providers. The customer realizes savings due to the reduced cost of healthcare services provided under the Provider Network and its PPOs and EPOs. The discounts obtained by the Company from its network of healthcare providers range from as low as a 2% to as high as a 30% reduction from the state fee schedule or usual and customary. Typically, the agreements the Company has with its participating providers are short-term in nature. The initial term of the agreement is for a period of one year with automatic one-year renewals unless sooner terminated in accordance with the terms of the agreement. The agreements may be terminated by either party upon thirty days prior written notice if certain conditions exist such as: the provider's inability to continue the practice of medicine, the insolvency of either party or certain unforeseen events. Absent the previous conditions, the agreements may be terminated by either party without cause upon 120 days prior written notice. The discounts obtained from the providers, due to the short-term nature of the agreements, are not guaranteed in the long-term.

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


     The Company's customers obtain reduced healthcare costs from the Provider Network because the rate structure negotiated by the Company with providers in its PPOs and EPOs is lower than the customers may otherwise be able to obtain. For work related injuries and illnesses, employers obtain reduced costs because the rate reductions by the providers in the Provider Network are less than the state allowed fee schedules and/or below the usual and customary allowables. As compensation, the Company receives a percentage of the savings realized by the customer due to its employee's utilization of the Provider Network. The Company negotiates its percentage of savings fees with each of its customers individually based upon the amount of potential business the Company will realize from the customer. These fees constitute the majority of the Company's revenue. Typically, the initial term of the agreement between the Company and its customers is for a period of one year and upon mutual agreement by both parties may be extended for successive one-year periods. Either party may terminate the agreement with or without cause by giving the other party ninety days prior written notice. Due to the short-term nature of the agreements with its customers, should the customer terminate its agreement with the Company, the resulting loss of revenue could have a material adverse impact on the future earnings of the Company.

     The healthcare providers selected by the Company for its Provider Network are selected on the basis of their clinical qualifications and their adherence to the standards of care and service developed by the Company. The Company ensures that the providers are geographically appropriate, accessible and consumer friendly. The Company has increased the number of providers that are a part of its Provider Network. The Company is now in the process of building a nationwide proprietary network of healthcare providers. The Company's provider networks currently consist of 105,752 physicians, 3,377 hospitals and 39,821 ancillary and allied healthcare providers in all 50 states and the District of Columbia. The Company has also entered into an agreement with Beyond Benefits, a national PPO network, to be utilized in those states or areas where the Company has not begun development of its own network. Under the terms of the agreement, the Company has access to the preferred provider organization of contracted healthcare providers of Beyond Benefits who have agreed to provide healthcare services to eligible employees and insureds of Beyond Benefits in exchange for discounted rates. The agreement allows the Company's customers' employees and insureds to utilize the discounted rates which Beyond Benefits has negotiated with its contracted healthcare providers. The Company or its customers are to direct or encourage the injured employee to utilize the healthcare providers within Beyond Benefits' PPO network. As compensation to Beyond Benefits for allowing the Company's customers to access their PPO network, Beyond Benefits earns a percentage of the savings realized when an injured employee is treated by a Beyond Benefits contracted healthcare provider.

     In addition to Beyond Benefits, the Company has network access agreements with various other state and regional PPO networks for access to their providers. The agreement with Beyond Benefits provides the Company with access to providers in 50 states. The Company negotiates various fee reimbursements to the networks it accesses which are normally a percentage of the revenue the Company receives from its customers. Typically, the agreements the Company has with the networks it accesses are short-term in nature. The initial term of the agreements are for a one-year period with automatic one-year renewals unless terminated by either party upon thirty days written notice prior to the anniversary date. Either party may terminate the agreement for cause upon providing the other party 120 days prior written notice. Should a network which the Company accesses terminate or not renew the agreement, the Company would utilize its in-house network development staff to contract directly with the healthcare providers it requires to rebuild the network or search out a replacement network to provide access to the healthcare providers it requires. The healthcare providers of the national PPO and the state and regional PPO networks are included in the above listed healthcare providers. The Company intends to develop its healthcare networks through the use of its in-house network development staff.

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

     From June 29, 2000 to March 31, 2001, pursuant to Rule 506 of Regulation D, the Company issued and sold 2,984,506 shares of common stock to John K. Baldwin, a director of the Company, for an aggregate consideration of $973,692. Of this amount, $430,000 of advances and $15,524 of interest due to Mr. Baldwin was converted into 982,094 shares of the Company's restricted common stock.

     From June 29, 2000 to February 28, 2001, pursuant to Rule 506 of Regulation D, the Company issued and sold 2,349,739 shares of common stock to Robert D. Johnson, a director of the Company, for an aggregate consideration of $815,000, of which 415,000 shares were issued as gifts to his designee. Of this amount, $134,787 of principal and $44,193 of interest due on convertible notes payable to Mr. Johnson was converted into 238,640 shares of the Company's restricted common stock.


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


     On December 12, 2000, under the terms of a settlement agreement dated as of October 19, 2000, and executed by the Company, the Company issued 100,000 shares of common stock to Ed and Sheri Firosz ("Firosz") valued at $20,000 pursuant to the exemption provided by Section 4(2) of the Securities Act. In addition, pursuant to the terms of the agreement, the Company paid $60,000. On July 10, 1998, the Company and Firosz entered into an agreement whereby the Company would acquire the business assets of Firosz, or businesses wholly owned by him, and enter into consulting and management agreements with Firosz. Subsequently, a dispute arose between the parties whereby the Company contended Firosz misrepresented the value of the business assets to be acquired and Firosz contended that the Company had defaulted by failing to make certain payments required by the agreement.


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


     On March 31, 2001, pursuant to the exemption provided by Section 4(2) of the Securities Act, the Company issued and sold 548,639 shares of common stock to Harry M. Neer, President, Chief Executive Officer and a director of the Company, for an aggregate consideration of $137,160. This amount was comprised of $129,225 of principal and $7,935 of interest due to Mr. Neer which was converted into restricted common stock of the Company.

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

     The above transactions were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company believes each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

     With respect to issuances made pursuant to Rule 506 of Regulation D of the Securities Act, the Company received investment representations from each purchaser, including representations that such purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act, and based its reliance on Rule 506 on those representations.

     All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

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

h)   Provider  Contracts


     Healthcare provider contracts are contracts between a preferred provider organization ("PPO") and physicians, hospitals and ancillary healthcare providers which, among other things, provide a discount to an employer when an injured employee is treated by the healthcare provider. The discounts the PPO network obtains from the healthcare providers are normally less than the maximum rate allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary allowables for work-related injuries and illnesses. During 1998 and 1999, the Company acquired the provider contracts of two entities which had no operations other than the development of PPO networks. Once the PPO networks were developed, the previous owners were to begin selling access to their network of providers and receive fees from potential customers when an injured employee was treated by a contracted provider.

     In the above referenced acquisitions, the Company was acquiring healthcare provider contracts in order to expand the size of its networks. These acquisitions did not result in the acquisition of customers or revenues. These acquisitions of provider contracts were funded with the issuance of Company common stock, and because the Company would earn revenue in the future from the acquired provider contracts, the Company recorded the value of the stock issued as an intangible asset. Amounts paid for provider contracts are being amortized to expense on the straight-line method over the estimated useful lives of the contracts of ten years. Accumulated amortization aggregated $24,345 and $10,610 at March 31, 2001 and 2000, respectively.


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

     Gregory H. Neer. Mr. Neer joined the Company in May 1997 as Director of MIS which ended in March 2001 and was promoted to Senior Vice President -
Operations effective as of April 2001. Mr. Neer's responsibilities include the development and maintenance of the Company's proprietary repricing software system. Mr. Neer has in excess of 6 years' experience in information systems, sales and project management. Through the past four years, Mr. Neer has improved and maximized companies' resources through development of user-friendly interfaces including: Information System Consultant for Vauter Door Co. from August 1993 to January 1994, where he created and developed an interactive door manufacturing Windows' based application while working closely with management and staffed employees to tailor the program to specific needs and Sales Engineer/Project Manager for Stewart & Stevenson Services from October 1994 to May 1997, where he created and integrated Microsoft Access applications to track, manage and analyze trends and the status of requests for quotes, business contracted and loss.

     Mark C. Neer. Mr. Neer joined the Company in January 2000 as Vice President - Business Development which ended in March 2001 and was promoted to Senior Vice President - Business Development effective as of April 2001. Mr.
Neer has a Bachelors degree in English Literature with a double minor in Business Administration and Psychology. Mr. Neer has over twelve years' experience in physician practice management and healthcare consulting. He served as Director of Regional Operations for CareSelect Group, Inc. from

October 1996 to February 2000, a national physician practice management company with responsibility for 22 specialty physicians, over 120 employees and an annual budget of $15 million in revenue. Prior to CareSelect, Mr. Neer served as a principal and senior healthcare consultant for Tactical Integration, Inc. from June 1994 to October 1996, representing Baylor College of Medicine, OrNda Health Care Systems, Cigna Health Care, and Blue Cross/Blue Shield of Texas. From 1988 to 1994, Mr. Neer served as the Administrator for a group of occupational medical clinics with responsibility for operating the facilities and developing the marketing programs that met industries' needs.


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

(2) Based on the number of shares of common stock outstanding (13,204,488) at the close of business on May 31, 2001, plus any additional shares of common stock Beneficially Owned (as discussed in footnote 1 above) by the particular person or group.

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

                               Date:  June 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                 Title                          Date
     ---------                 -----                          ----

/s/ John K. Baldwin  Chairman of the Board                June 27, 2002
-------------------
John K. Baldwin

/s/ Harry M. Neer    President, Chief Executive           June 27, 2002
-------------------  Officer and Director
Harry M. Neer

/s/ Larry K. Hinson Secretary, Chief Financial Officer, June 27, 2002 ------------------- Treasurer and Director
Larry K. Hinson


-------------------  Director
Robert D. Johnson

/s/ Eric H. Kolstad  Director                             June 27, 2002
-------------------
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