Form 10KSB
period 2002-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2002-07-01
CIK 919606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002
                                              --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23514
                                                -------

                         ROCKPORT HEALTHCARE GROUP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        33-0601497
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


     50 Briar Hollow Lane, Suite 515W, Houston, Texas              77027
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

   Registrant's telephone number, including area code:        (713) 621-9424
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended March 31, 2002, were $1,791,715.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of May 31, 2002, based upon the average bid and asked price as of such date, was $1,306,503.

     The Registrant's common stock outstanding as of May 31, 2002, was 13,397,870 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant's information statement for its annual meeting of shareholders, which information statement will be filed by the Registrant on or before July 29, 2002.

Transitional  Small  Business  Disclosure  Format  (Check  One):  Yes [ ] No [X]

                              ROCKPORT HEALTHCARE GROUP, INC.



                                           INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                               3
          Item 2.   Description of Property                                               8
          Item 3.   Legal Proceedings                                                     8
          Item 4.   Submission of Matters to a Vote of Security Holders                   8

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters              9
                    Management's Discussion and Analysis and Results of
          Item 6.   Operations and Financial Condition                                   10
          Item 7.   Financial Statements                                                 17
                    Changes in and Disagreements with Accountants on
          Item 8.   Accounting and Financial Disclosure                                  33

                    Directors, Executive Officers, Promoters and Control Persons,
PART III  Item 9.   Compliance with Section 16(a) of the Exchange Act                    32
          Item 10.  Executive Compensation                                               32
                    Security Ownership of Certain Beneficial Owners and
          Item 11.  Management                                                           32
          Item 12.  Certain Relationships and Related Party Transactions                 32

PART IV   Item 13.  Exhibits and Reports on Form 8-K                                     32

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


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

     Rockport Healthcare Group, Inc. ("Rockport" or the "Company") is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to the most comprehensive healthcare networks at a local, state or national level for its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, rates below usual and customary allowables for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers' compensation claims in accordance with the state allowed fee schedules or usual and customary allowables and the discounted rates negotiated by the Company with its healthcare providers.

     The Company's goals are: (1) to create and maintain profitability within industry standards and create shareholder value; (2) to become the national network of choice for work-related injuries and illnesses; (3) to market and position its networks, state by state, to increase business to its healthcare providers while offering significant savings to its clients and their customers;
(4) to continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) to continue its dedication to client and healthcare provider support services; and (6) to provide any payor, managed care organization or bill review/software company an alternative national workers' compensation network in a non-competitive relationship.

     The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. Currently, the Company has in excess of 262,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

     The  Company  has  three  wholly  owned  subsidiaries:  Rockport  Community
Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. RCN develops and maintains the occupational injuries and illnesses provider network and provides access to the provider network to clients of the Company. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RGT is a business entity which provides support services to RCN and the Company, which include management information services, customer services, doctor and provider referrals, contracting of providers for the Company's network and administration of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.

THE  COMPANY'S  PRODUCTS  AND  SERVICES

     The Company assists its clients in decreasing medical costs associated with workers' compensation by providing these clients access to the Company's network of healthcare professionals and facilities, which the Company markets as Rockport United Network(sm). The provider network is referred to as a preferred provider organization ("PPO").

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary allowables for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers' compensation claims in accordance with the state allowed fee schedules, or usual and customary allowables, and the discounted rates negotiated by the Company with its healthcare providers.

     Rockport United Network(sm). is designed to reduce the price paid by the Company's clients for medical services by offering the Company's clients the discounts the Company has negotiated with its healthcare providers. The healthcare providers are willing to accept a discount for medical services because the Company has developed referral tools and resources to assist the Company's clients in directing an injured employee to the healthcare provider's place of practice and/or facility. The client realizes medical cost savings due to the reduced cost of healthcare services provided by the Company's PPO network. The discounts obtained by the Company from its network of healthcare providers range from as low as a 2% to as high as a 30% reduction from the state fee schedule or usual and customary allowables. Typically, the agreements the Company has with its participating providers are short-term in nature which is standard within the healthcare industry. The initial term of the agreement is for a period of one year with automatic one-year renewals, unless sooner terminated in accordance with the terms of the agreement. The agreements may be terminated by either party upon thirty days prior written notice if certain conditions exist such as: the provider's inability to continue the practice of medicine, the insolvency of either party or certain unforeseen events. Absent the previous conditions, the agreements may be terminated by either party without cause upon 120 days prior written notice. The discounts obtained from the providers, due to the short-term nature of the agreements, are not guaranteed in the long-term.

     PPOs are typically groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to clients and customers. The Company provides its PPO network, Rockport United Network(sm), for occupational injuries and illnesses to its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators. Currently, the Company provides its PPO network exclusively for occupational injuries and illnesses.

     The Company's clients and their customers obtain reduced healthcare costs from its PPO network due to the negotiated rates the Company and network partners have with the healthcare providers. For work-related injuries and illnesses, employers obtain reduced costs because the rate reductions by the providers in the PPO network are less than the state allowed fee schedules and/or below the usual and customary allowables. As compensation, the Company receives a percentage of the medical cost savings realized by the client due to its employee's utilization of the PPO network. The Company negotiates its percentage of medical cost savings fees with each of its clients individually based upon the amount of potential business the Company will realize from the client. These fees constitute the majority of the Company's revenue. Typically, the initial term of the agreement between the Company and its clients is for a period of one year and upon mutual agreement by both parties may be extended for successive one-year periods. Either party may terminate the agreement with or without cause by giving the other party ninety days prior written notice. Due to the short-term nature of the agreements with its clients, should a client terminate its agreement with the Company, the resulting loss of revenue could have a material adverse impact on the future earnings of the Company. The short-term nature of the agreements is typical within the healthcare industry.

     The healthcare providers selected by the Company for its PPO network are selected on the basis of their clinical qualifications, type of specialty and their adherence to industry standards of care and service. The Company ensures that the healthcare providers are geographically appropriate, readily accessible and consumer friendly. The Company has increased the number of healthcare providers that are a part of its PPO network which currently consists of in excess of 262,000 physicians, hospitals and ancillary and allied healthcare providers in all 50 states and the District of Columbia. The Company has also entered into agreements with various national, state and regional networks, which the Company considers its network partners, to be accessed in those states or geographic areas where the Company requires additional coverage for its clients. The Company negotiates various fee reimbursements with its network partners which are normally a percentage of the revenue the Company receives from its clients. Typically, the agreements the Company has with its network partners are short-term in nature which is typical within the healthcare industry. The initial term of the agreements are for a one-year period with automatic one-year renewals unless terminated by either party upon thirty days written notice prior to the anniversary date. Either party may terminate the agreement for cause upon providing the other party 120 days prior written notice. Should a network partner terminate or not renew the agreement, the
Company would utilize its in-house network development staff to contract directly with the healthcare providers it requires to rebuild the network or search out a replacement network partner to provide access to the healthcare providers it requires. The Company intends to further develop its healthcare network in markets where it requires additional healthcare providers through the use of its in-house network development staff and by identifying additional network partners to complement the existing PPO network.

     The Company maintains a web site at www.rockporthealthcare.com.  Within its
                                         --------------------------
web site are details about the Company, its leadership, national position, goals and commitments and a description as to why it is unique when compared to its competition. Within the web page entitled "Client Services" its clients and customers are able to locate a healthcare provider, review total providers by state, print a provider directory, nominate a provider to become a part of the Company's PPO network and obtain assistance from the Company's in-house network development staff in customizing a provider panel that can be located at the employer's work-site. The healthcare provider demographics (i.e. name, address, telephone number, specialty, hours, etc.) located on the Company's web site are in a secure environment with access provided only to the Company's clients and their customers for referral purposes. A provider support web page is available for contracted healthcare providers to update their information on line or should a healthcare provider be interested in joining the PPO network, they have the ability to download a Rockport provider application. Within the investor relations web page, current and potential investors are able to obtain information about the Company, review the Company's four measurements of growth, or growth indicators, which are updated quarterly, read press releases about the Company, obtain stock quotes and SEC filings via links to bloomberg.com and www.sec.gov and obtain answers to frequently asked questions ("FAQ's"). The
-----------
information contained in the Company's web site is not part of this annual report.

     The Company had two clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2002. Those clients were the Texas Association of School Boards, representing in excess of 400 school districts within the State of Texas, which contributed 14.4% of total revenue and EOS Group, Inc. which provided 13.5% of the Company's revenue.

COMPETITION

     The Company faces competition from large insurers, HMOs, PPOs, third party administrators ("TPAs") and other healthcare services companies. The industry is highly competitive and significant consolidation has occurred within the industry, creating stronger competitors. The current competitive environment may limit the Company's ability to price its products at levels the Company believes are appropriate. The Company faces competition from hospitals, healthcare facilities and other healthcare providers who have combined and formed their own networks to contract directly with employer groups and other prospective clients for the delivery of healthcare services. Large employer groups have demanded a variety of healthcare options, such as traditional indemnity insurance, HMOs, point-of-service plans and PPOs, offered either through self-funding or third parties. The Company competes with providers of all of these products, many of which have substantially greater financial resources than the Company. The Company believes that a limited number of companies provide all of the services offered by the Company within the geographic areas in which the Company presently operates. The Company may encounter competition from companies with broader networks, narrower networks (which allow for greater cost control and lower prices), greater market share or more established marketplace name or reputation. These competitive factors could adversely effect the Company's financial results. The Company will be subject to significant competition in any new geographic areas it may enter.

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

     The Company's management information systems (the "MIS") is a critical component in its operations because the information processed and derived through the MIS enables the Company to negotiate price discounts for provider services and monitor utilization and other cost factors. In addition, the MIS is critical to the timely, efficient processing and/or review of provider claims. The Company maintains the rate data it has negotiated with its providers within its medical bill repricing software. The medical bills received from its clients are then matched against the rates maintained by the Company. Once there is a match between the medical bill and one of the Company's providers, a savings is generated. It is this savings which provides revenue to the Company and savings to the Company's clients. The MIS also produces reports which are utilized by the Company, its clients and providers to monitor costs associated with workers' compensation. The Company relies on a combination of trade secrets and confidentiality measures to establish and protect its proprietary rights to the MIS. There can be no assurance, however, that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have already developed products which, to some extent, perform functions similar to those performed by the MIS.

     The Company has developed a product which it has named INFORMEDCARE(TM) as a healthcare provider locator tool custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company's PPO network. INFORMEDCARE(TM) can be accessed from the Company's web site or can be placed on a CD for the client.

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

     Managed healthcare programs for group healthcare and workers' compensation are conducted within a regulated environment. The Company's activities are regulated principally at the state level, which means the Company may be required to comply with certain regulatory standards which differ from state to state. Although the laws affecting the Company's operations vary widely from state to state, these laws fall into four principal categories: (i) laws that require licensing, certification or other approval of businesses that provide managed healthcare services; (ii) laws regulating the operation of managed care provider networks; (iii) laws that restrict the methods and procedures that the Company may employ in its workers' compensation managed care programs; and (iv) proposed laws which, if adopted, would have as their objective the reform of the healthcare system as a whole.

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

EMPLOYEES

     As of May 31, 2002 the Company had 18 employees, with 17 employees located in Houston, Texas and one employee located in Monument, Colorado. All of the Company's employees are full-time. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company's lease on these premises covers 12,219 square feet and expires on June 30, 2005. The Company's monthly lease payment on its leased office space as of March 31, 2002 is $16,323 and increases to $16,831 on July 1, 2002 and to $17,341 on July 1, 2003 through the end of the lease.

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


Fiscal Year 2002:                                      High    Low
                                                       -----  -----
   Quarter Ended March 31, 2002 . . . . . . . . . . .  $0.40  $0.11
   Quarter Ended December 31, 2001. . . . . . . . . .  $0.55  $0.29
   Quarter Ended September 30, 2001 . . . . . . . . .  $0.59  $0.23
   Quarter Ended June 30, 2001. . . . . . . . . . . .  $0.51  $0.25

Fiscal Year 2001:                                      High   Low
                                                       -----  -----

   Quarter Ended March 31, 2001 . . . . . . . . . . .  $0.38  $0.25
   Quarter Ended December 31, 2000. . . . . . . . . .  $0.56  $0.19
   Quarter Ended September 30, 2000 . . . . . . . . .  $1.19  $0.28
   Quarter Ended June 30, 2000. . . . . . . . . . . .  $1.75  $1.00

     As of May 31, 2002, there were approximately 1,100 stockholders of record of the Company's common stock. The Company has neither declared nor paid any cash dividends to date. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended March 31, 2002, that were not registered under the Securities Act.

     On February 28, 2002, under the terms of a written contract executed by the Company, the Company issued 50,000 shares of common stock to a consulting group in consideration of consulting services valued at $9,500 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On March 31, 2002, under the terms of a written contract executed by the Company, the Company issued 3,588 shares of common stock to Mike Catala in consideration of marketing services valued at $1,058 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On March 31, 2002, under the terms of a written contract executed by the Company, the Company issued 3,588 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $1,058 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On March 31, 2002, pursuant to Rule 506 of Regulation D, the Company issued 5,122 shares of common stock to Carl A. Chase, an officer of the Company, in payment of employee expenses totaling $1,511.

     As of March 31, 2002, the Company had outstanding $167,849 aggregate principal amount on two convertible promissory notes issued in 1998 and 1999 due to a shareholder. On March 31, 2002, the Company renegotiated the terms of the notes and reduced the conversion prices per share for each note to $.36 per share and extended the maturity dates until April 1, 2004. Before the renegotiation of the terms of the notes, $100,000 principal amount was convertible at $2.00 per share into 50,000 shares of Company common stock and

$100,000 principal amount was convertible at $1.00 per share into 100,000 shares of Company common stock. Both notes are convertible anytime prior to April 1, 2004. The notes were issued pursuant to Section 4(2) of the Securities Act.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of March 31, 2002, and the Company's results of operations for the years in the two-year period ended March 31, 2002 and 2001, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     Rockport is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to the most comprehensive healthcare networks at a local, state or national level for its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, rates below usual and customary charges for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers' compensation claims in accordance with the state allowed fee schedules or usual and customary charges and the discounted rates negotiated by the Company with its healthcare providers.

     The Company's goals are: (1) to create and maintain profitability within industry standards and create shareholder value; (2) to become the national network of choice for work-related injuries and illnesses; (3) to market and position its networks, state by state, to increase business to its healthcare providers while offering significant savings to its clients and their customers;
(4) to continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) to continue its dedication to client and healthcare provider support services; and (6) to provide any payor, managed care organization or bill review/software company an alternative national workers' compensation network in a non-competitive relationship.

     Rockport has healthcare providers and/or network partners in all fifty states and the District of Columbia. Currently, the Company has in excess of 262,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

     The following table sets forth certain operating information regarding the Company for the years ended March 31, 2002 and 2001:

                                                                          March 31,
                                                                  --------------------------
                                                                      2002          2001
                                                                  ------------  ------------
     Revenue                                                      $ 1,791,715   $ 1,091,288
         Cost of sales                                                460,493       298,335
     Gross profit                                                   1,331,222       792,953
         General and administrative expenses                        2,262,160     2,326,375
         Non-cash compensation associated with issuance of stock
           warrants to a third party                                  345,000            --
         Depreciation and amortization                                 39,128        71,149
     Loss from operations                                          (1,315,066)   (1,604,571)
         Interest, net                                                 74,107        61,487
     Net loss                                                     $(1,389,173)  $(1,666,058)
     Net loss per share - basic and diluted                       $     (0.10)  $     (0.18)


     YEAR  ENDED  MARCH  31,  2002  TO  YEAR  ENDED  MARCH  31,  2001
     ----------------------------------------------------------------

     Revenue. The largest source of the Company's revenue is fees it receives from its clients and clients' customers that access and utilize the Company's healthcare provider network for work-related injuries and illnesses. These fees amounted to 96% of the Company's revenue for the year ended March 31, 2002. When an injured employee utilizes a healthcare provider within the Company's PPO network, the employer realizes medical cost savings which it would not have realized had the employee utilized a healthcare provider not within the Company's PPO network. The Company's clients and their customers, where permitted by law, direct their injured employees to healthcare providers within the Company's healthcare provider network, which in turn creates a medical cost savings as a result of the discounts the Company has negotiated with its healthcare providers. The agreements the Company has with its clients provide the Company with a fee based upon a percentage of the medical cost savings realized by its clients. The fee percent the Company receives from its clients is negotiated by the Company and usually is determined by the amount of potential business the Company will receive from the client. Typically, these agreements are short-term in nature which is standard within the healthcare industry.

     Revenue is recognized when earned. Revenue is earned at such time as the Company's contractual discounts with its healthcare providers are applied to its clients' medical bills which produces a medical cost savings. The Company's revenue is a contractual percentage of the medical cost savings realized. At the time the contractual discounts are applied, the revenue is realized and collection is reasonably assured. Refer to Note 2 "Summary of Significant
Accounting Policies" to the financial statements included herein for a description of the Company's revenue recognition policy.

     Two key components of increased revenue are the number of in-network medical bills from contracted healthcare providers processed during the period and the number of healthcare providers within the Company's PPO network. Medical bills are bills for services rendered for an injured employee by the Company's contracted healthcare providers. Medical bills are processed two different ways for the Company's clients. The Company processes the medical bills and reprices them in accordance with the contract terms the Company has with its healthcare providers utilizing its proprietary software system and provides data management for its clients. The second way medical bills are processed is when the Company's clients perform repricing of the medical bills using the Company's contract terms with its healthcare providers within the clients' software systems. The number of in-network medical bills processed by the Company increased by 108% from 77,982 bills during the year ended March 31, 2001, to 162,555 bills during the year ended March 31, 2002. During the same time period, the number of in-network medical bills processed by the Company's clients within their software systems increased by 285% to 165,901 bills from 43,105 bills during the 2001 period. Total in-network medical bills processed, both by the Company and the Company's clients, increased by 171% from 121,087 during the year ended March 31, 2001, to 328,056 during the year ended March 31, 2002.

     The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers or through strategic network alliances with third party networks, which it refers to as network partners. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. As of March 31, 2002, the Company's network consisted of over 262,000 physicians, hospitals and ancillary healthcare providers in all 50 states and the District of Columbia. This is an increase of approximately 113,000 healthcare providers over the same period in the prior year. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

     At the end of the fiscal year ended March 31, 2002, the number of clients and their customers utilizing the Company's provider networks had increased to 216, an increase of 85 clients and their customers over the fiscal year ended March 31, 2001. The Company estimates the number of ultimate beneficiaries, which are employers, of the Company's services and medical cost savings, obtained through the Company's clients is in the thousands. Consequently, the increase in the number of clients and their customers, coupled with an increase in the number of employers who are the ultimate customers of the Company's clients, resulted in an increase in revenue by $700,427, or 64%, from $1,091,288 for the year ended March 31, 2001, to $1,791,715 for the year ended March 31, 2002. The Company saved its clients in excess of $13 million during the year ended March 31, 2002, resulting in the significant increase in revenue earned by the Company. With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2002. Those clients were the Texas Association of School Boards, representing in excess of 400 school districts within the State of Texas, which contributed 14.4% of total revenue and EOS Group, Inc. which provided 13.5% of the Company's revenue. For the fiscal fourth quarter ended March 31, 2002, total revenue increased by $139,906, or 31%, from $444,426 during the fiscal quarter ended March 31, 2001, to $584,332. The Company is continuing to add new clients and their customers of its existing clients and believes revenue will continue to increase as it implements these new clients and customers.

     Cost of sales. The Company's cost of sales consists primarily of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales increased by $162,158, or 54%, from $298,335 during the year ended March 31, 2001, to $460,493 during the year ended March 31, 2002. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenues from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the year ended March 31, 2002, cost of sales were comprised of network access fees of $271,249, sales commissions of $79,054, commission overwrites of $68,986 and other miscellaneous costs of $41,204.

     A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. The Company issued 57,130 shares of its restricted common stock during the year ended March 31, 2002, for this bonus which was valued at $22,566 and 30,496 shares of its restricted common stock during the year ended March 31, 2001, which was valued at $8,272. Additionally, for the years ended March 31, 2002 and 2001, these two individuals earned sales commissions in the aggregate of $33,031 and $24,235, respectively. For the year ended March 31, 2002, $68,986 of commission overwrites were earned by two directors of the Company. John K. Baldwin, chairman of the board, earned $34,493 of commission overwrites in accordance with an engagement agreement with the Company whereby he earns 2% of the revenue received by the Company from its workers' compensation network savings. Mr. Baldwin provides consulting services to the Company to earn the commission overwrite. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2002 and 2001, Bannon earned $34,493 and $19,954, respectively. Cost of sales will increase as revenue increases.

     Gross profit. The Company's gross profit increased by $538,269, or 68%, from $792,953 during the year ended March 31, 2001, to $1,331,222 during the year ended March 31, 2002. Gross profit as a percentage of sales increased from 73% during the year ended March 31, 2001, to 74% during the year ended March 31, 2002. The increase in gross profit was attributable to the increase in revenue.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $280,785, or 12%, from $2,326,375 during the year ended March 31, 2001, to $2,607,160 during the year ended March 31, 2002. Payroll and related expenses increased from $1,483,390 during the year ended March 31, 2001, to $1,653,799, or 11%, during the year ended March 31, 2002. The Company hired an additional executive officer effective as of April 1, 2001, which resulted in additional payroll expense. This increase was partially offset by the elimination of three positions during October 2001. Office administration expenses increased from $280,186 during the year ended March 31, 2001, to $343,649, or 23%, during the year ended March 31, 2002. During the year ended March 31, 2001, the Company signed a new lease agreement for its executive offices. The new lease provided for, among other things, a higher monthly lease payment for obtaining additional office space and two months whereby the Company was not required to make a lease payment. During the year ended March 31, 2002, the Company made twelve lease payments at the higher monthly rate, which resulted in higher lease expenses for that year when compared to the previous year. Professional services, which are comprised of audit, legal, investor relations and consulting fees, decreased from $292,295 during the year ended March 31, 2001, to $212,507, or 27%, during the year ended March 31, 2002. When compared to the previous year, current year fees for investor relations were lower by $28,501, consulting fees were lower by $81,990 and legal fees were higher by $28,665. During the year ended March 31, 2001, in accordance with a settlement agreement, the Company issued 100,000 shares of its restricted common stock and $60,000 cash to an individual and recorded the total expense of $100,000 as consulting fees. Other selling, general and administrative expenses decreased from $270,504 during the year ended March 31, 2001, to $52,205, or 81%, during the year ended March 31, 2002. The primary components of the decrease in other selling, general and administrative expenses when compared to the year ended March 31, 2001 were lower bad debt expenses of $194,155 and lower expenses associated with travel and entertainment of $16,386.

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant was determined by the mean between the closing bid and asked price. The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable, regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term. Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.

     The Company currently has fully staffed all of its departments with highly qualified personnel to develop its provider network, design and develop its management information systems, handle its customer services and provide for the administration of the Company. As a result of this staffing, the Company has increased its processing capabilities and believes that the Company is well positioned to continue its recent growth. The Company believes there will not be any significant increase in selling, general and administrative expenses as it implements its business plan.

     Depreciation and amortization. Depreciation and amortization decreased by $32,021, or 45%, from $71,149 during the year ended March 31, 2001, to $39,128 during the year ended March 31, 2002. During the year ended March 31, 1999, the Company issued 300,000 shares of its common stock to an individual, who is now a director of the Company, as inducement to loan the Company $300,000. The carrying value assigned to the issuance of stock was determined to be $300,000. During the years ended March 31, 2000 and 1999, the Company issued 150,000 shares of its common stock to a shareholder as inducement to loan the Company $200,000. The carrying value assigned to the issuance of stock was determined to be $200,000. The Company amortized the carrying value of the stock issued as inducement for the loans over the term of the loans. The capitalized loan costs have now been fully amortized which accounts for the decrease in amortization expense.

     Interest expense. Interest expense increased by $12,620, or 21%, from $61,487 for the year ended March 31, 2001, to $74,107 for the year ended March 31, 2002. The Company has issued $600,000 of three-year 10% convertible subordinated unsecured notes due June and October 2004. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due December 31, 2002. The increase in borrowings has resulted in the increase in interest expense. The Company anticipates interest expense will increase in the future as a result of these notes.

     Net income. The Company had a net loss for the year ended March 31, 2002, of $1,389,173, or $0.10 per share (basic and diluted), compared with a net loss of $1,666,058, or $0.18 per share (basic and diluted), for the year ended March 31, 2001. The improvement in the net loss for the year ended March 31, 2002, over the prior year is a result of increased revenue and gross profit resulting from increased utilization of the Company's PPO network by its clients and their customers.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of Rockport for the one year periods ended March 31, 2002 and 2001:

                                                             March 31,
                                                    ------------------------
                                                        2002         2001
                                                     ----------  ------------
     Net cash used by operating activities           $(697,207)  $(1,691,533)
                                                     ----------  ------------
     Net cash used by investing activities           $ (18,060)  $   (16,204)
     Net cash provided by financing activities       $ 691,182   $ 1,641,201

     YEAR  ENDED  MARCH  31,  2002  TO  YEAR  ENDED  MARCH  31,  2001
     ----------------------------------------------------------------

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis as cash becomes available. Net cash used by operating activities for the year ended March 31, 2002, was $697,207 compared with $1,691,533 for the year ended March 31, 2001. This was an improvement of $994,326 over the prior year. The primary components of net cash used by operating activities for the 2002 period were a net loss of $1,389,173 and increases in accounts receivable of $185,758, which was partially offset by a decrease in prepaid expenses of $15,706 and increases in accounts payable of $150,302, amounts due to directors, officers and employees of $121,914 and other current liabilities of $121,462 and non-cash charges of $468,340. Cash used by investing activities increased from $16,204 for the year ended March 31, 2001, to $18,060 for the year ended March 31, 2002. Cash used in investing activities during the 2002 period were primarily due to purchases of computer equipment to enhance the Company's management information systems. During the year ended March 31, 2002, cash provided by financing activities was $691,182 compared to $1,641,201 for the year ended March 31, 2001. During the 2002 period, the Company issued $600,000 principal amount of its three-year 10% convertible subordinated unsecured notes, borrowed $100,000 on a short-term note, repaid $32,151 principal of outstanding notes and sold common stock and raised $23,333.

     Capital resources. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. Of the three-year 10% convertible subordinated unsecured notes, the Company has issued notes to a director and a former director in the aggregate amount of $350,000 and an individual in the amount of $250,000, for total borrowings of $600,000. $500,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004 and $100,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.325 per share anytime prior to October 2004. The conversion price of $.325 was determined by the average of the high bid ($.36) and low ask ($.29) stock quotations on the date of funding. The conversion price of $.36 was determined by the average of the high bid ($.39) and low ask ($.33) stock quotations on the dates of funding. As a result, there are no beneficial conversion features associated with these notes. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due December 31, 2002. Management believes that the necessary funding to implement the Company's business plan has been obtained. However, at the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flow from operations, it will be dependent upon external sources of best efforts financing or loans from its officers, directors and shareholders.

     Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At March 31, 2002, the Company had available cash in non-restrictive accounts of $42,637 and negative working capital of $294,997. The Company has experienced a significant growth in revenue from the utilization of its PPO network by its clients and their customers. Revenue has increased 64% from $1,090,288 for the year ended March 31, 2001, to $1,791,715 for the year ended March 31, 2002. In addition, the Company saved its clients in excess of $13 million in medical cost savings during the year ended March 31, 2002. The Company believes this growth of revenue and medical cost savings to its clients will continue into the future based upon the increased business its current clients have been experiencing and new potential clients the Company has identified. Currently, the Company is generating positive cash flow from operations and believes sufficient cash flow will be available during the fiscal year ending March 31, 2003, to satisfy its short-term obligations. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.

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

ITEM 7.   FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Rockport Healthcare Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rockport Healthcare Group, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Rockport Healthcare Group, Inc. and subsidiaries will continue as a going concern. As more fully disclosed in Note 7 to the financial statements, the Company has incurred an accumulated net loss of $7,148,819 through March 31, 2002. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 7. The financial statements do not include adjustments that might result from the outcome of this uncertainty.


Hein + Associates LLP



Houston,  Texas
June  10,  2002

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                          AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,
                                                                         --------------------------
                                                                             2002          2001
                                                                         --------------------------
                               ASSETS
Current assets:
    Cash                                                                 $    42,637   $    66,722
    Accounts receivable, net of allowance of $20,000 at March 31, 2002
      and 2001                                                               512,388       326,630
    Prepaid expenses                                                             645        16,351
                                                                         ------------  ------------
        Total current assets                                                 555,670       409,703
                                                                         ------------  ------------
Property and equipment:
    Office furniture and equipment                                            38,704        38,704
    Computer equipment and software                                           98,314        80,254
    Telephone equipment                                                       15,734        15,734
                                                                         ------------  ------------
                                                                             152,752       134,692
    Less accumulated depreciation                                            (90,032)      (64,639)
                                                                         ------------  ------------
        Net property and equipment                                            62,720        70,053
                                                                         ------------  ------------
Other assets:
    Deposits                                                                   9,038         9,038
    Intangible assets, net                                                    99,269       113,004
                                                                         ------------  ------------
                                                                             108,307       122,042
                                                                         ------------  ------------
        Total assets                                                     $   726,697   $   601,798
                                                                         ============  ============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term debt                                                      $   100,000   $        --
    Accounts payable, trade                                                  307,278       156,976
    Due to directors, officers and employees                                 151,664        29,750
    Other current liabilities                                                291,725       170,263
                                                                         ------------  ------------
        Total current liabilities                                            850,667       356,989
                                                                         ------------  ------------
Long-term debt                                                               767,849       200,000
                                                                         ------------  ------------
Commitments and contingencies (Note 4)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                 --            --
    Common stock, $.001 par value, 20,000,000 shares authorized,
      13,387,870 and 12,997,822 shares issued and outstanding at
      March 31, 2002 and 2001, respectively                                   13,387        12,997
    Additional paid-in capital                                             6,243,613     5,791,458
    Accumulated deficit                                                   (7,148,819)   (5,759,646)
                                                                         ------------  ------------
       Total shareholders' equity (deficit)                                 (891,819)       44,809
                                                                         ------------  ------------
        Total liabilities and shareholders' equity (deficit)             $   726,697   $   601,798
                                                                         ============  ============

See accompanying notes to consolidated financial statements.

                        ROCKPORT  HEALTHCARE  GROUP,  INC.
                                AND  SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                           Twelve Months Ended
                                                                March 31,
                                                       ---------------------------
                                                           2002           2001
                                                       ---------------------------
Revenue                                                $  1,791,715   $ 1,091,288
Cost of sales                                               460,493       298,335
                                                       -------------  ------------
        Gross profit                                      1,331,222       792,953
                                                       -------------  ------------

Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                          1,653,799     1,483,390
    Office administration                                   343,649       280,186
    Professional services                                   212,507       292,295
    Non-cash compensation associated with issuance of
      stock warrants to a third party                       345,000            --
    Other                                                    52,205       270,504
                                                       -------------  ------------
  Total selling, general and administrative expenses      2,607,160     2,326,375
  Depreciation and amortization                              39,128        71,149
                                                       -------------  ------------
        Total operating expenses                          2,646,288     2,397,524
                                                       -------------  ------------

Loss from operations                                     (1,315,066)   (1,604,571)
Interest, net                                                74,107        61,487
                                                       -------------  ------------
Net loss                                               $ (1,389,173)  $(1,666,058)
                                                       =============  ============

Net loss per share - basic and diluted                 $      (0.10)  $     (0.18)
                                                       =============  ============
Weighted average number of common shares outstanding     13,254,633     9,220,300
                                                       =============  ============

See accompanying notes to consolidated financial statements.

                                 ROCKPORT  HEALTHCARE  GROUP,  INC.
                                         AND  SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                             FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                                                          Total
                                      Common     Stock   Additional                   Shareholders'
                                    -------------------    Paid-in     Accumulated       Equity
                                      Shares    Amount     Capital       Deficit        (Deficit)
                                    ----------  -------  -----------  -------------  ---------------
Balances March 31, 2000              6,210,127  $ 6,210  $ 3,702,152  $ (4,093,588)  $     (385,226)
Stock issued for cash                4,721,391    4,721    1,260,633            --        1,265,354
Debt converted to equity             1,616,616    1,617      692,395            --          694,012
Stock issued for interest payments      97,250       97       25,924            --           26,021
Stock issued for services              244,258      244       55,664            --           55,908
Stock issued for accrued expenses      108,180      108       54,690            --           54,798
Net loss                                    --       --           --    (1,666,058)      (1,666,058)
Balances March 31, 2001             12,997,822   12,997    5,791,458    (5,759,646)          44,809
                                    ----------  -------  -----------  -------------  ---------------
Stock issued for cash                  111,371      112       23,221            --           23,333
Stock issued for services              273,555      273       82,428            --           82,701
Stock warrants issued for services          --       --      345,000            --          345,000
Stock issued for employee expenses       5,122        5        1,506            --            1,511
Net loss                                    --       --           --    (1,389,173)      (1,389,173)
                                    ----------  -------  -----------  -------------  ---------------
Balances March 31, 2002             13,387,870  $13,387  $ 6,243,613  $ (7,148,819)  $     (891,819)
                                    ==========  =======  ===========  =============  ===============

See accompanying notes to consolidated financial statements.

                            ROCKPORT  HEALTHCARE  GROUP,  INC.
                                      AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                                                     2002          2001
                                                                 --------------------------
Cash flows used by operating activities:
    Net loss                                                     $(1,389,173)  $(1,666,058)
    Adjustments to reconcile net loss to cash used by operating activities:
        Depreciation                                                  25,393        24,081
        Amortization                                                  13,735        47,068
        Issuance of stock for services                                82,701        55,908
        Issuance of stock for interest payments                           --        26,021
        Issuance of stock for employee expenses                        1,511            --
        Stock warrants issued for services                           345,000            --
        Changes in assets and liabilities:
            Accounts receivable - trade and other                   (185,758)     (144,664)
            Prepaid expenses                                          15,706       (15,371)
            Accounts payable                                         150,302        72,188
            Due to directors, officers and employees                 121,914       (28,017)
            Other current liabilities                                121,462       (62,689)
                                                                 ------------  ------------
Cash used by operating activities                                   (697,207)   (1,691,533)
                                                                 ------------  ------------
Investing activities:
    Purchase of fixed assets                                         (18,060)      (16,204)
                                                                 ------------  ------------
Cash used by investing activities                                    (18,060)      (16,204)
                                                                 ------------  ------------
Financing activities:
    Proceeds from sale of stock                                       23,333     1,265,354
    Proceeds from notes payable                                      700,000       444,225
    Repayments of notes payable                                      (32,151)      (68,378)
                                                                 ------------  ------------
Cash provided by financing activities                                691,182     1,641,201
                                                                 ------------  ------------
Net decrease in cash                                                 (24,085)      (66,536)
Cash and cash equivalents, beginning of year                          66,722       133,258
                                                                 ------------  ------------
Cash and cash equivalents, end of year                           $    42,637   $    66,722
                                                                 ============  ============

Supplemental cash flow information:
    Income taxes paid                                            $        --   $        --
    Interest paid                                                $    26,849   $    65,490

Non-cash transactions:
    Stock issued to convert debt                                 $        --   $   694,012
    Stock issued for accrued expenses                            $        --   $    54,798
                                                                 ============  ============

See accompanying notes to consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Note 1.   Organization  and  Nature  of  Business

     Rockport Healthcare Group, Inc. ("Rockport" or the "Company") was incorporated in the State of Delaware on May 4, 1992, as Protokopus Corporation. The Company had no operating history other than organizational matters until December 17, 1997. On December 17, 1997, the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. ("Rockport Texas"), a Nevada corporation, in a business combination accounted for as a reverse acquisition. Pursuant to an Agreement and Plan of Reorganization dated December 12, 1997, between the Company and Rockport Texas, each outstanding share of common stock of Rockport Texas was converted to the right to receive
961.6212 shares of common stock of the Company. On January 18, 1998, the Company changed its name from Protokopus Corporation to Rockport Healthcare Group, Inc.

     Rockport is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to the most comprehensive healthcare networks at a local, state or national level for its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules or if there is no state fee schedule, rates below usual and customary charges for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers' compensation claims in accordance with the state allowed fee schedules or usual and customary charges and the discounted rates negotiated by the Company with its healthcare providers.

     The Company's goals are: (1) to create and maintain profitability within industry standards and create shareholder value; (2) to become the national network of choice for work-related injuries and illnesses; (3) to market and position its networks, state by state, to increase business to its healthcare providers while offering significant savings to its clients and their customers;
(4) to continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) to continue its dedication to client and healthcare provider support services; and (6) to provide any payor, managed care organization or bill review/software company an alternative national workers' compensation network in a non-competitive relationship.

     Rockport has contracts with healthcare providers and/or network partners in all fifty states and the District of Columbia. Currently, the Company has in excess of 262,000 healthcare providers nationwide that serve its clients and customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

Note 2.   Summary  of  Significant  Accounting  Policies

a)   Consolidation

     As  of  March  31,  2002,  the Company had three wholly owned subsidiaries:
     Rockport  Community  Network,  Inc.,  Rockport  Group  of  Texas,  Inc. and
     Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. RCN develops and maintains the occupational injuries and illnesses provider network and provides access to the provider network to clients of the Company. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on

     July 23, 1997. RGT is a business entity which provides support services to RCN and the Company, which include management information services, customer services, doctor and provider referrals, contracting of providers for the Company's network and administration of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying audited consolidated financial statements.

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

g)   Provider  Contracts

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


     In the above referenced acquisitions, the Company was acquiring healthcare provider contracts in order to expand the size of its networks. These acquisitions did not result in the acquisition of customers or revenues. These acquisitions of provider contracts were funded with the issuance of Company common stock, and because the Company would earn revenue in the future from the acquired provider contracts, the Company recorded the value of the stock issued as an intangible asset. Amounts paid for provider contracts are being amortized to expense on the straight-line method over the estimated useful lives of the contracts of ten years. Accumulated amortization aggregated $38,080 and $24,345 at March 31, 2002 and 2001, respectively.

h)   Comprehensive  Income  (Loss)

     Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the years ended March 31, 2002 and 2001.

i)   Revenue  Recognition

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

j)   Earnings  (Loss)  Per  Share

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

     During the year ended March 31, 2002, options to purchase 848,400 shares of common stock and warrants to purchase 1,070,128 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the year ended March 31, 2002, the Company issued $600,000 principal amount on its three year 10% convertible subordinated unsecured notes. The principal balance and accrued interest as of March 31, 2002, were convertible into 1,824,868 shares of common stock. Additionally, the Company had outstanding principal amount on two notes due to a shareholder which were convertible into 466,247 shares of common stock. These shares were excluded from the calculation of earnings per share as their inclusion would be antidilutive.

     During the year ended March 31, 2001, options to purchase 577,900 shares of common stock and warrants to purchase 70,128 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. Additionally, during the year ended March 31, 2001, 150,000 shares of common stock which would result from conversion of the Company's convertible debt were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

k)   Stock-Based  Compensation

     On September 5, 2001, the Company granted options to purchase 300,000 shares of common stock to certain employees at an exercise price of $.50 per share, which was the fair market value on the date of grant. The options vest over a three-year period from the date of option grant. On December 7, 2000, the Company granted options to purchase 577,900 shares of common stock to certain employees and a non-employee at an exercise price of $.25 per share, which was the fair market value on the date of grant. Vesting periods range from immediate upon the date of grant to three years from the option grant date. These stock options were issued under the 2000 Long-Term Incentive Plan (the "Plan"). The Plan was approved by the Company's shareholders at its annual shareholder meeting held in September 2001. No compensation expense has been recorded related to these option grants because the exercise price of the options equaled or exceeded the fair market value of the underlying common stock on the date of grant or the fair value of the option was nominal.

l)   Fair  Value  of  Financial  Instruments

     The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

m)   Reclassifications

     The Company has reclassified certain cost of sales to selling, general and administrative expenses for the year ended March 31, 2001, to facilitate comparison to the year ended March 31, 2002.

n)   New  Accounting  Pronouncements

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

Note 3.   Notes  Payable  to  Related  Parties

     Notes payable consist of the following:

                                                                  March 31,
                                                             ------------------
                                                               2002      2001
                                                             --------  --------
Convertible notes payable to a shareholder, with interest
  payable monthly at 15% per annum.  The Company was
  paying $5,000 per month on the notes, which included
  both principal and interest.  The notes are personally
  guaranteed by two officers of the Company.  On March
  31, 2002, the Company renegotiated the terms of the
  notes which were originally convertible into Company
  common stock at an average conversion price of $1.50
  per share and due April 1, 2003.  The notes are now due
  April 1, 2004, and are convertible into Company common
  stock at any time prior to April 1, 2004 at a conversion
  price of $.36 per share.  The Company issued 150,000
  shares of its common stock in connection with these
  notes, the cost of which was recorded as loan fees and
  amortized using the interest yield method over the
  original term of the notes.                                $167,849  $200,000

Short-term note payable with interest at 10% per annum
  and principal and interest due June 30, 2002.  Subsequent
  to year-end, this note was extended to December 31,
  2002.                                                       100,000        --

Three-year 10% convertible subordinated unsecured notes
  to shareholders due June and October 2004.  Interest is
  either accrued or paid quarterly, as determined by the
  Board of Directors.  The notes are convertible into
  Company common stock at conversion prices ranging
  from $.325 to $.36 per share anytime prior to their
  maturity in June and October 2004.                          600,000        --
                                                             --------  --------
Total                                                        $867,849  $200,000
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

     On June 29, 2000, $300,000 of advances due under a note to a shareholder and a director of the Company was converted into 400,000 shares of the Company's restricted common stock and $134,787 of principal and $44,193 of interest due on convertible notes payable to another shareholder, who was formerly a director of the Company, was converted into 238,640 shares of the Company's restricted common stock. These sales were negotiated sales between the Company and directors. The notes did not include conversion features.

Note 4.   Commitments and Contingent Liabilities

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

                    Years Ending March 31,
                    ----------------------
                           2003                   $228,168
                           2004                    233,890
                           2005                    234,240
                           2006                    120,085
                                                  --------
                              Total               $816,383
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

     Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2002. During the year ended March 31, 2002, Mr.
Baldwin earned $78,000 from this agreement. Mr. Baldwin has a consulting agreement with the Company effective April 1, 2001, whereby he is to perform various management services to the Company and earns a consulting fee equal to a two percent (2%) overwrite on the gross fees earned of the Company's workers' compensation network. During the year ended March 31, 2002, Mr. Baldwin earned $34,493 from this agreement. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within thirty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2002. The above described amounts are included on the balance sheet at March 31, 2002, under the category entitled "Due to directors, officers and employees."

Note 5.   Stock  Options  and  Warrants

     Long-Term  Incentive  Plan

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "Plan"). The Plan was approved by the Company's shareholders at its annual shareholder meeting held in September 2001. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2002, incentive stock options to purchase 798,400 shares exercisable at prices ranging from $.25 to $.50 per share that vest over a three-year period were outstanding. As of March 31, 2002, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were outstanding.

     Stock  option  activity  during  the  periods  indicated  is  as  follows:

                                                               Weighted
                                                Number of       Average
                                                  Shares    Exercise Price
                                                ----------  ---------------
     Outstanding, March 31, 2000                       --   $            --
         Granted                                  577,900               .25
         Exercised                                     --                --
         Forfeited                                     --                --
         Expired                                       --                --
                                                ----------  ---------------
     Outstanding, March 31, 2001                  577,900               .25
         Granted                                  300,000               .50
         Exercised                                     --                --
         Forfeited                                (29,500)              .25
         Expired                                       --                --
                                                ----------  ---------------
     Outstanding, March 31, 2002                  848,400   $           .34
                                                ==========  ===============
     Exercisable, March 31, 2002                  266,133   $           .25
                                                ==========  ===============

     At March 31, 2002, the range of exercise prices and weighted average remaining contractual life of outstanding options was $.34 and 3 years, respectively. The weighted average grant date fair value of the options issued in 2002 and 2001 amounted to $.4818 and $.2482, respectively.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's March 31, 2002, net loss would have been changed to the pro forma amount indicated below.

                                               March 31,     March 31,
                                                  2002          2001
                                              ------------  ------------
     Net loss:
       As reported                            $(1,389,173)  $(1,666,058)
       Pro forma                              $(1,518,107)  $(1,746,139)

     Net loss per share - basic and diluted:
       As reported                            $     (0.10)  $     (0.18)
       Pro forma                              $     (0.11)  $     (0.19)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
risk free rate of 6%; volatility of 204.2% and 265.2%, 2002 and 2001, respectively; no assumed dividend yield; and expected lives of four years.

     Stock Warrants

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price. The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term. Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000. No warrants have been exercised as of March 31, 2002. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

     During the fiscal year ended March 31, 2000, the Company sold warrants to purchase 70,128 shares of restricted common stock of the Company at any time until September 1, 2002, at a price of $1.75 per share. The warrants were sold for $.25 per warrant. Total proceeds from the sale of the warrants amounted to $17,532. None of these warrants have been exercised as of March 31, 2002.

Note 6.   Related Party Transactions

     See Note 3 "Notes Payable to Related Parties" for a discussion of financing provided by related parties.

     See Note 4 "Commitments and Contingent Liabilities" for a discussion of legal and management services being provided by Mr. Baldwin.

     During the year ended March 31, 2001, the Company sold 4,060,838 shares of its common stock to two directors of the Company at prices ranging from $.20 to $.75 per share for total proceeds of $1,151,020.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2002 and 2001, Bannon earned $34,493 and $19,954, respectively.

Note 7.   Going Concern

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has incurred an accumulated net loss of $7,148,819 through March 31, 2002. This matter raises substantial doubt about the Company's ability to continue as a going concern.

     The Company has funded its operations through the sale of Company common stock, borrowed funds from outside sources and converted employee and director debt to common stock of the Company. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. As of March 31, 2002, of the three-year convertible subordinated unsecured notes, the Company had issued notes to two directors in the aggregate amount of $350,000 and an individual in the aggregate amount of $250,000, for total borrowings of $600,000. These notes are convertible into Company common stock at conversion prices ranging from $.325 to $.36 per share anytime prior to June and October 2004. The conversion price of $.325 was determined by the average of the high bid ($.36) and low ask ($.29) stock quotations on the date of funding. The conversion price of $.36 was determined by the average of the high bid ($.39) and low ask ($.33) stock quotations on the dates of funding. As a result, there are no beneficial conversion features associated with these notes. At the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flows from operations, it will be dependent upon external sources of financing or loans from its officers, directors and shareholders. Should the Company experience a shortfall in operating cash flow, the Company may not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

Note 8.   Income Taxes

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2002 and 2001, are as follows:

                                                       March 31,
                                            -------------------------------
                                                2002               2001
                                            ------------       ------------
     Accrual to cash conversion             $   283,100        $    13,700
     Net operating loss carryforwards         1,623,400          1,713,000
     Valuation allowance                     (1,906,500)        (1,726,700)
                                            ------------       ------------
         Net deferred tax asset             $        --        $        --
                                            ============       ============

     The increase in the valuation allowance during fiscal 2002 of $179,800 is the result of additional losses incurred during the year.

     As of March 31, 2002, the Company has net operating loss carryforwards of approximately $4,775,000 which begin to expire in 2012 through 2022. Future utilization of the net operating loss carryforwards may be limited by changes in the ownership of the Company under section 382 of the Internal Revenue Code.

     The difference between the actual income benefit of zero for fiscal years 2002 and 2001 and the expected benefit using the statutory income tax rate of 34% results from the 100% valuation allowance on the deferred tax assets at each year end.

Note 10.  Significant Concentration

     The Company had two clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2002. Those clients were the Texas Association of School Boards, representing in excess of 400 school districts within the State of Texas, which contributed 14.4% of total revenue and EOS Group, Inc. which provided 13.5% of the Company's revenue. The Company had two clients, each which had in excess of 10% of the Company's accounts receivable balance at March 31, 2002. These two clients represented 33% and 17%, respectively, of the Company's accounts receivable balance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information was "previously reported," as defined in Rule 12b-2 of the Exchange Act.

                                    PART III

ITEMS 9 TO 12 INCLUSIVE

     These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to July 29, 2002, Rockport will file a definitive information statement that will involve, among other items, the election of directors. The information required by these items will be included in such information statement and are incorporated by reference in this annual report. Rockport has set a date of September 25, 2002 for its annual meeting of shareholders.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The  following exhibits of the Company are included herein.

Exhibit  No.     Description
------------     -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2 Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3,, 2002)
3.3                 Bylaws of Registrant (incorporated by reference to Exhibit
                    3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.8                2000 Long-Term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)

10.9 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.10 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.11 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
23.1                Consent of Hein + Associates, LLP

     (b) Reports on Form 8-K. - The Registrant has not filed any reports on Form 8-K during the quarter covered by this Form 10-KSB.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   ROCKPORT  HEALTHCARE  GROUP,  INC.

                              By:   /s/ Larry K. Hinson
                                 ---------------------------------------------
                              Larry K. Hinson, Principal Accounting Officer, Chief Financial Officer, Secretary and Treasurer

                              Date:  July 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                     Title                        Date
            ---------                     -----                        ----


/s/ John K. Baldwin               Chairman of the Board             July 1, 2002
----------------------
John K. Baldwin

/s/  Harry  M.  Neer              President, Chief Executive        July 1, 2002
--------------------              Officer and Director
Harry  M.  Neer

/s/  Larry  K. Hinson             Secretary, Chief Financial        July 1, 2002
---------------------             Officer, Treasurer and
Larry  K.  Hinson                 Director

/s/  Eric  H.  Kolstad            Director                          July 1, 2002
----------------------
Eric  H.  Kolstad

                                  EXHIBIT INDEX


Exhibit  No.     Description
------------     -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2 Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3,, 2002)
3.3                 Bylaws of Registrant (incorporated by reference to Exhibit
                    3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.8                2000 Long-Term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.9 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.10 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.11 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
23.1                Consent of Hein + Associates, LLP