Form 10KSB/A
period 2001-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2002-07-29
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-KSB/A (THIRD AMENDMENT)

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


     The Registrant's common stock outstanding as of May 31, 2001, was 13,204,488 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                              ROCKPORT  HEALTHCARE  GROUP,  INC.

                                           INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                            3
          Item 2.   Description of Property                                            8
          Item 3.   Legal Proceedings                                                  8
          Item 4.   Submission of Matters to a Vote of Security Holders                9

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters           9
          Item 6.   Management's Discussion and Analysis and Results of
                      Operations and Financial Condition                               11
          Item 7.   Financial Statements                                               15
          Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                              28

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act                28
          Item 10.  Executive Compensation                                             30
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management                                                       33
          Item 12.  Certain Relationships and Related Party Transactions               34

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


     The healthcare providers selected by the Company for its Provider Network are selected on the basis of their clinical qualifications and their adherence to the standards of care and service developed by the Company. The Company ensures that the providers are geographically appropriate, accessible and consumer friendly. The Company has increased the number of providers that are a part of its Provider Network. The Company is now in the process of building a nationwide proprietary network of healthcare providers. The Company's provider networks currently consist of 105,752 physicians, 3,377 hospitals and 39,821 ancillary and allied healthcare providers in all 50 states and the District of Columbia. The Company has also entered into an agreement with Beyond Benefits, a national PPO network, to be utilized in those states or areas where the Company has not begun development of its own network. Under the terms of the agreement, the Company has access to the preferred provider organization of contracted healthcare providers of Beyond Benefits who have agreed to provide healthcare services to eligible employees and insureds of Beyond Benefits in exchange for discounted rates. The agreement allows the Company's customers' employees and insureds to utilize the discounted rates which Beyond Benefits has negotiated with its contracted healthcare providers. The Company or its customers are to direct or encourage the injured employee to utilize the healthcare providers within Beyond Benefits' PPO network. As compensation to Beyond Benefits for allowing the Company's customers to access their PPO network, Beyond Benefits earns a percentage of the savings realized when an injured employee is treated by a Beyond Benefits contracted healthcare provider. The effective date of the agreement was July 1, 2000, and automatically renews for successive one-year periods thereafter unless either party gives the other party written notice of non-renewal at least sixty days prior to the end of the then current term. The agreement may be terminated by either party without cause on ninety days prior written notice to the other party. Either party may terminate the agreement in the event of a material breach by the other party by providing sixty days prior written notice of termination.

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

     The Company had two customers which accounted for approximately 17.2% and 14.5% of sales for the year ended March 31, 2001. These customers were the Houston Independent School District and EOS Group Inc., respectively. The Company had no written contract with the Houston Independent School District. The effective date of the agreement with EOS Group, Inc. was September 1, 1999, for a period of one year with automatic one year renewals unless terminated as set forth in the agreement. The agreement may be terminated without cause by giving the other party 180 days prior written notice of their intent to terminate. The agreement may also be terminated as of any other date mutually agreed to in writing by the parties, may be terminated immediately if either party materially defaults in the performance of a provision of the agreement and such default continues for a period of fifteen days after written notice is given to the defaulting party or if certain conditions of non-performance apply. The Company received as compensation from the Houston Independent School District and EOS Group, Inc. a negotiated percentage of the medical cost savings realized by them for accessing the Company's PPO network. There were no other customers which accounted for more than 10% of sales for this period.

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


     The above transactions were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

     With respect to issuances made pursuant to Rule 506 of Regulation D of the Securities Act, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act.


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

                               Date:  July 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                 Title                          Date
     ---------                 -----                          ----

/s/ John K. Baldwin  Chairman of the Board                July 29, 2002
-------------------
John K. Baldwin

/s/ Harry M. Neer    President, Chief Executive           July 29, 2002
-------------------  Officer and Director
Harry M. Neer

/s/ Larry K. Hinson Secretary, Chief Financial Officer, July 29, 2002 ------------------- Treasurer and Director
Larry K. Hinson

/s/ Eric H. Kolstad  Director                             July 29, 2002
-------------------
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