Form 10KSB/A
period 2002-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2002-07-29
CIK 919606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        FORM 10-KSB/A (FIRST AMENDMENT)


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


                      DOCUMENTS INCORPORATED BY REFERENCE: None.


Transitional  Small  Business  Disclosure  Format  (Check  One):  Yes [ ] No [X]

                              ROCKPORT HEALTHCARE GROUP, INC.



                                           INDEX

                                                                                   PAGE NO.
                                                                                   --------

PART I    Item 1.   Description of Business                                               3
          Item 2.   Description of Property                                               9
          Item 3.   Legal Proceedings                                                     9
          Item 4.   Submission of Matters to a Vote of Security Holders                   9

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters             10
          Item 6    Management's Discussion and Analysis and Results of                  11
                      Operations and Financial Condition
          Item 7.   Financial Statements                                                 18
          Item 8.   Changes in and Disagreements with Accountants on                     33
                      Accounting and Financial Disclosure

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act                  33
          Item 10.  Executive Compensation                                               35
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management                                                         37
          Item 12.  Certain Relationships and Related Party Transactions                 39

PART IV   Item 13.  Exhibits and Reports on Form 8-K                                     40


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


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW


     Rockport Healthcare Group, Inc. ("Rockport" or the "Company") is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.


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


     The Company has developed a product which it has named INFORMEDCARE(TM) as a healthcare provider locator tool custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This product is an aid to the Company's clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company's PPO network. INFORMEDCARE(TM) can be accessed from the Company's web site or can be placed on a CD for the client. The Company has not applied for a patent on this product.


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

     The Company had two clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2002. Those clients were the TASB Risk Management Fund ("TASB"), representing in excess of 400 school districts within the State of Texas, which contributed 14.4% of total revenue and EOS Group, Inc. ("EOS") which provided 13.5% of the Company's revenue. The effective date of the agreement with TASB was August 29, 2000, for a period of one year with automatic one year renewals unless terminated as set forth in the agreement. The agreement may be terminated with or without cause by giving the other party 90 days prior written notice of their intent to terminate. In the event of breach of the agreement by either party, the other party will furnish written notice of said breach and if the breach is not remedied within 30 days of said written notice, the agreement will terminate immediately. The Company received as a fee from TASB a negotiated percentage of the medical cost savings realized by TASB for accessing the Company's PPO network. The effective date of the agreement with EOS was September 1, 1999, for a period of one year with automatic one year renewals unless terminated as set forth in the agreement. The agreement may be terminated without cause by giving the other party 180 days prior written notice of their intent to terminate. The agreement may also be terminated as of any other date mutually agreed to in writing by the parties, may be terminated immediately if either party materially defaults in the performance of a provision of the agreement and such default continues for a period of fifteen days after written notice is given to the defaulting party or if certain conditions of non-performance apply. The Company received as a fee from EOS a negotiated percentage of the medical cost savings realized by EOS for accessing the Company's PPO network.

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


     The Company has developed a product which it has named INFORMEDCARE(TM) as a healthcare provider locator tool custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This product is an aid to the Company's clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company's PPO network. INFORMEDCARE(TM) can be accessed from the Company's web site or can be placed on a CD for the client. The Company has not applied for a patent on this product.



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

OVERVIEW

     Rockport is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of Rockport for the one year periods ended March 31, 2002 and 2001:

                                                             March 31,
                                                    ------------------------
                                                        2002         2001
                                                     ----------  ------------
     Net cash used by operating activities           $(697,207)  $(1,691,533)
     Net cash used by investing activities           $ (18,060)  $   (16,204)
     Net cash provided by financing activities       $ 691,182   $ 1,641,201

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

     Rockport is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVER OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLINCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's directors and executive officers are as follows:

     NAME                   AGE          OFFICE HELD
     ----                   ---          -----------

     Harry M. Neer           62  Director, Chief Executive Officer,
                                 President

     Larry K. Hinson         56  Director, Chief Financial Officer,
                                 Secretary, and Treasurer

     John K. Baldwin         68  Chairman of the Board

     Eric H. Kolstad         41  Director

     Carl A. Chase           52  Sr. Vice President - Budgets & Controls

     Gregory H. Neer         34  Sr. Vice President - Operations

     Mark C. Neer            38  Sr. Vice President - Business Development

     William W. Wollenberg   48  Sr. Vice President - National Marketing &
                                 Sales

     Harry M. Neer. Mr. Neer has been President, Chief Executive Officer and a director of Rockport since 1997. Mr. Neer has a Masters degree in Hospital Administration and his entire career has been in the healthcare delivery and managed healthcare industry. Mr. Neer's experience includes serving as President of USA Health Network, as Division Vice President of the Hospital Corporation of America and as President of the Presbyterian Hospital System in Oklahoma City, Oklahoma. Prior to 1993, Mr. Neer was a consultant for USA Healthcare Network, Inc. and Columbia Hospital Systems. From January 1993 to October 1994, Mr. Neer was President of USA Health Holding, a holding company for a group of managed healthcare companies. From November 1994 to November 1997, Mr. Neer was a principal of Rockport Group of Texas, Inc. Mr. Neer is the father of Gregory H. Neer and Mark C. Neer.

     Larry K. Hinson. Mr. Hinson has been Chief Financial Officer, Secretary, Treasurer and a director of Rockport since 1997. Mr. Hinson has a Bachelor of Business Administration degree with a major in accounting from the University of Texas. Mr. Hinson has 30 years' experience as a CPA in a wide variety of industries, primarily in the insurance and healthcare industries. He has served as Chief Financial Officer of USA Healthcare Network, Inc., Vice President and Treasurer of Reserve Life Insurance Company of Dallas, Texas, and was formerly with KPMG, LLP in Dallas and Austin, Texas. From March 1989 to October 1994, Mr. Hinson was Vice Chairman and Chief Financial Officer of USA Health Holding Company and its subsidiaries and also served as President of USA Health Network Company. From November 1994 to November 1997, Mr. Hinson was a principal of The Rockport Group of Texas, Inc.

     John K. Baldwin. Mr. Baldwin has been Chairman of the Board and a director of Rockport since 1997. Mr. Baldwin is an attorney and possesses an MBA degree in finance. During the period 1961 through 1970, Mr. Baldwin served as corporate counsel and held various executive positions with Litton Industries and Dart Industries. Thereafter, as an entrepreneur, he founded businesses that operated profitably in the areas of real estate development, direct sales to consumers and providing marketing and financial services to healthcare providers. His wholly owned Athena Company, a direct marketing business, was sold to the Gillette Company in 1976. In 1977, Mr. Baldwin co-founded and served as Vice Chairman of American Sterling Corporation that engaged in providing insurance and data processing services to major financial institutions. This business was sold to Zurich Insurance Company in 1997.

     Eric H. Kolstad. Mr. Kolstad has been a director of Rockport since March 2000. Mr. Kolstad is currently an investment advisor with Capstone Investments, Newport Beach, California. In 1985, Mr. Kolstad joined Merrill Lynch's Private Client Group in Newport Beach and then in 1997 joined Capstone Investments. Mr. Kolstad, in addition to his Capstone responsibilities, is currently General Partner of Cristal Investments, LLC, the general partner of a hedge fund for accredited investors.

     Carl  A.  Chase.  Mr.  Chase  has  been  Senior  Vice President - Budgets &
Controls for Rockport since April 2001. Mr. Chase received a Bachelor of Accountancy degree from the University of Oklahoma in 1975. Prior to joining Rockport, Mr. Chase was an independent consultant to Rockport from June 2000 and from August 1999 to May 2000, was Chief Financial Officer of ClearWorks.net,
Inc. Mr. Chase also served as Chief Financial Officer of Bannon Energy Incorporated, an independent oil and gas company, from December 1992 to August 1999. Mr. Chase has over 25 years' experience in the areas of finance, accounting and administration with both private and public companies. He has held various positions with both major and independent oil and gas companies where his responsibilities included SEC reporting and compliance, obtaining financing for capital programs, mergers and acquisitions, budgeting and forecasting and policies, procedures and internal controls.

     Gregory H. Neer. Mr. Neer joined the Company in May 1997 as Director of MIS which ended March 2001 and was promoted to Senior Vice President - Operations effective as of April 2001. Mr. Neer's responsibilities include the development and maintenance of the Company's proprietary repricing software system. Mr. Neer has in excess of 6 years' experience in information systems, sales and project management. Through the past four years, Mr. Neer has improved and maximized companies' resources through development of user-friendly interfaces including: Information System Consultant for Vauter Door Co. from August 1993 to January 1994, where he created and developed an interactive door manufacturing Windows' based application while working closely with management and staffed employees to tailor the program to specific needs and Sales Engineer/Project Manager for Stewart & Stevenson Services from October 1994 to May 1997, where he created and integrated Microsoft Access applications to track, manage and analyze trends and the status of requests for quotes, business contracted and loss.

     Mark C. Neer. Mr. Neer joined the Company in January 2000 as Vice President - Business Development which ended March 2001 and was promoted to Senior Vice President - Business Development effective as of April 2001. Mr.
Neer has a Bachelors degree in English Literature with a double minor in Business Administration and Psychology. Mr. Neer has over twelve years' experience in physician practice management and healthcare consulting. He served as Director of Regional Operations for CareSelect Group, Inc. from October 1996 to February 2000, a national physician practice management company with responsibility for 22 specialty physicians, over 120 employees and an annual budget of $15 million in revenue. Prior to CareSelect, Mr. Neer served as a principal and senior healthcare consultant for Tactical Integration, Inc. from June 1994 to October 1996, representing Baylor College of Medicine, OrNda Health Care Systems, Cigna Health Care, and Blue Cross/Blue Shield of Texas. From 1988 to 1994, Mr. Neer served as the Administrator for a group of occupational medical clinics with responsibility for operating the facilities and developing the marketing programs that met industries' needs."

     William W. Wollenberg. Mr. Wollenberg has been Senior Vice President - National Marketing and Sales since 1998. Mr. Wollenberg has a Bachelors degree in Criminal Justice Administration from Arizona State University in 1977. Mr. Wollenberg has in excess of 20 years' experience in the healthcare industry. Prior to 1987, Mr. Wollenberg held various management positions in the workers' compensation healthcare industry. From 1987 to 1991, Mr. Wollenberg was Vice President and co-founder of Work Reconditioning Systems, Inc., which was one of the first nationally recognized industrial based work hardening programs. From 1991 to 1998, Mr. Wollenberg was Senior Sales Manager and National Accounts Director for CCN/Medview Services, Inc. in Monument, Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE  COMPENSATION

     The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the Company's named executive officers:

                                  SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                  --------------------------   ---------------------------------
                                                                            AWARDS
                                                               ---------------------------------
                                                                                    Securities
Name and                  Fiscal                                Restricted Stock    Underlying
Principal Position         Year     Salary ($)     Bonus ($)       Awards ($)       Options (#)
------------------------  ------  --------------  -----------  ------------------  -------------
Harry M. Neer               2002  $  150,000           --                  --             --
President and Chief         2001  $  150,000           --                  --        150,000
Executive Officer           2000  $  106,500 (1)       --                  --             --
------------------------  ------  --------------  -----------  ------------------  -------------
Larry K. Hinson,            2002  $  150,000           --                  --        100,000
Chief Financial Officer,    2001  $  150,000           --                  --        125,000
Secretary and Treasurer     2000  $  109,500 (1)       --                  --             --
------------------------  ------  --------------  -----------  ------------------  -------------
Carl A. Chase               2002  $  120,000           --   $          25,000 (2)         --
Senior Vice President -     2001          --           --                  --         50,000 (2)
Budgets & Controls
------------------------  ------  --------------  -----------  ------------------  -------------
Gregory H. Neer             2002  $  108,333           --                  --        100,000
Senior Vice President -     2001  $   70,000           --                  --         53,500
Operations                  2000  $   67,500           --                  --
------------------------  ------  --------------  -----------  ------------------  -------------
Mark C. Neer                2002  $  130,000           --                  --        100,000
Senior Vice President -     2001  $  130,000           --                  --         20,000
Business Development        2000  $   16,250           --                  --
------------------------  ------  --------------  -----------  ------------------  -------------
William W. Wollenberg       2002  $  240,000           --                  --             --
Senior Vice President -     2001  $  221,250      $45,789 (3)              --         37,500
National Marketing and      2000  $  240,000      $10,623 (3)              --
Sales
------------------------  ------  --------------  -----------  ------------------  -------------

---------------

(1) Does not include salary that was accrued to Messrs. Neer and Hinson at March 31, 2000 of $21,000 and $3,000, respectively, which accrual was reversed during the year ended March 31, 2001. Does include management fees paid to Messrs. Neer and Hinson of $80,000 and $82,000, respectively.
(2) On April 1, 2001, Mr. Chase was issued 100,000 shares of restricted common stock valued at $25,000 in accordance with his employment agreement and on December 7, 2000, Mr. Chase was granted 50,000 nonqualified stock options for consulting services.
(3) Mr. Wollenberg earned total commissions of $45,789 during the fiscal year ended March 31, 2001, of which $23,289 was paid through the issuance of 93,157 shares of common stock, $18,750 was paid in cash and $3,750 was accrued and paid in cash in April 2001. Mr. Wollenberg earned total commissions of $10,623 during the fiscal year ended March 31, 2000, of which $9,500 was paid in cash during the fiscal year ended March 31, 2000, and $1,123 was accrued and subsequently paid during the year ended March 31, 2001 through the issuance of 4,492 shares of common stock.

Option  Issuances

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended March 31, 2002, to the Company's named executive officers:

                               OPTION GRANTS IN LAST FISCAL YEAR
                                      (Individual Grants)

                      Number of
                     Securities       Percent of Total Options
                     Underlying        Granted to Employees in    Exercise or Base   Expiration
Name             Options Granted (#)         Fiscal Year          Price ($/Share)       Date
---------------  -------------------  -------------------------  ------------------  ----------
Larry K. Hinson              100,000                      33.3%  $              .50      9/5/05
Gregory H. Neer              100,000                      33.3%  $              .50      9/5/05
Mark C. Neer                 100,000                      33.3%  $              .50      9/5/05

     As of March 31, 2002, incentive stock options to purchase 848,400 shares exercisable at $.25 and $.50 per share that vest over a three-year period were outstanding under the Company's 2000 Long-Term Incentive Plan. Of this amount, 686,000 were issued to executive officers of the Company. As of March 31, 2002, nonqualified stock options to purchase 50,000 shares were granted to an executive officer of the Company, exercisable at $.25 per share and immediately exercisable. As of March 31, 2002, options to purchase 151,600 shares were available to be granted pursuant to the 2000 Long-Term Incentive Plan.

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR-END OPTION VALUES


                    Shares                      Number of Securities      Value of Unexercised
                 Acquired on      Value        Underlying Unexercised         In-the-Money
Name             Exercise (#)  Realized ($)     Options at FY-End (#)     Options at FY-End ($)
---------------  ------------  ------------  ---------------------------  ---------------------------
                                             Exercisable  Unexercisable   Exercisable  Unexercisable
                                             -----------  --------------  -----------  --------------
Harry M. Neer              --            --       50,000         100,000           --              --
Larry K. Hinson            --            --       41,667         183,333           --              --
Carl A. Chase              --            --       50,000              --           --              --
Gregory H. Neer            --            --       17,833         135,667           --              --
Mark C. Neer               --            --        6,667         113,333           --              --
William W.
    Wollenberg             --            --       12,500          25,000           --              --

     The closing price of the Company's common stock as of the end of the fiscal year ended March 31, 2002, was $.24 per share. Since the exercise prices of the options listed above are $.25 and $.50 per share, the options were not in-the-money as of the end of the Company's fiscal year, and no value is set forth in the above table under Securities and Exchange Commission rules.

Equity  Compensation  Plans

     The following table sets forth information, as of March 31, 2002, with respect to the Company's compensation plans under which common stock is authorized for issuance:

                                                                               Number of Securities
                             Number of Securities                            Remaining Available for
                              To be Issued Upon        Weighted Average       Future Issuance Under
                           Exercise of Outstanding    Exercise Price of        Equity Compensation
                            Options, Warrants and    Outstanding Options,  Plans (Excluding Securities
                                    Rights           Warrants and Rights      Reflected in Column A)
Plan Category                        (A)                     (B)                        (C)
-------------------------  ------------------------  ----------------------  -------------------------
Equity Compensation Plans
Approved by Security
Holders                                 898,400                     $  .333             151,600
Equity Compensation Plans
Not Approved by Security
Holders                               1,000,000 (1)                 $  .345                 --
                           ---------------------------------------------------------------------------
    Total                             1,898,400                     $   .34             151,600


(1) In conjunction with a consulting services agreement with George Bogle, the Company issued warrants to purchase 1,000,000 shares of restricted common stock at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant, which was determined by the mean of the closing bid and asked price, and immediately exercisable.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

     The Company has entered into identical employment agreements with Messrs. Neer and Hinson. The employment agreements have one-year terms expiring December 31, 2001, which are automatically renewed for successive one-year periods, unless terminated by either party on three months notice, whereby each individual receives a fixed annual salary of $150,000. If the Company terminates the employment agreement without cause before the expiration of the agreement, the terminated executive will receive a lump-sum payment equal to one-half of his base annual salary. Mr. Chase has a one-year employment agreement expiring March 31, 2002, which is automatically renewed for successive one-year periods, unless terminated by either party on three months notice, whereby he receives a fixed annual salary of $120,000 and a sign-on bonus of 100,000 shares of restricted common stock. If the Company terminates the employment agreement without cause before the expiration of the agreement, Mr. Chase will receive a lump-sum payment equal to one-half of his base annual salary. Mr. Wollenberg has a two-year employment agreement expiring December 31, 2002, whereby he receives a fixed annual salary of $150,000 and a commission based on various percentages of revenues earned by the Company from business directly attributable to his efforts. If the Company terminates the employment agreement without cause before the expiration of the agreement, Mr. Wollenberg will receive a lump-sum payment equal to one and one-half times his base annual salary. There are no employment agreements with Gregory H. Neer or Mark C. Neer.

Director  Compensation

     Directors who are employees or consultants of the Company do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee thereof or otherwise incurred in their capacities as directors.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     As of July 1, 2002, 13,406,572 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the Company's directors and executive officers and (c) all current directors and executive officers as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or conversion of convertible debt) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

     To the Company's knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027.

NAME AND ADDRESS OF                            NUMBER OF SHARES        PERCENTAGE OF
BENEFICIAL OWNER                            BENEFICIALLY OWNED (1)  OUTSTANDING SHARES
John K. Baldwin (2)                                  5,361,870 (2)               37.5%
Harry M. Neer                                        1,146,755 (3)                8.5%
Larry K. Hinson                                        366,622 (4)                2.7%
Eric H. Kolstad (6)                                    120,983                      *
Carl A. Chase                                          381,572 (7)                2.8%
Gregory H. Neer                                         42,833 (8)                  *
Mark C. Neer                                            56,667 (9)                  *
William W. Wollenberg                                  210,149 (10)               1.6%
All Executive Officers and Directors as a            7,687,451 (11)              53.1%
group (8 persons)
Robert D. Johnson (5)                                2,495,136 (5)               18.4%
George Bogle (12)                                    1,025,000 (12)               7.1%
Robert C. Johnson (13)                                 894,994 (13)               6.3%

---------------

*  Less  than  one  percent

(1) As of July 1, 2002, there were 13,406,572 shares of common stock outstanding. This does not include any stock options or warrants which are currently exercisable or shares of common stock to be issued upon the conversion of principal and accrued interest of the Company's convertible notes.
(2) Mr. Baldwin's business address is 901 Highland Avenue, Del Mar, California 92014. Includes 904,517 shares of common stock underlying a $300,000 convertible note and accrued interest of $25,626 as of March 31, 2002.
(3) Includes options to purchase 50,000 shares of common stock at an exercise price of $.25 per share, expiring December 7, 2004.
(4) Includes options to purchase 41,667 shares of common stock at an exercise price of $.25 per share, expiring December 7, 2004. Also includes 108,318 shares held jointly by Mr. Hinson and his former spouse, of which Mr.
     Hinson  has  complete  voting  control.
(5) Mr. Johnson's business address is 13606 Bermuda Dunes Ct., Houston, Texas 77069. Includes 150,357 shares of common stock underlying a $50,000 convertible note and accrued interest of $4,128 as of March 31, 2002.
(6) Mr. Kolstad's business address is 317 Stonecliffe Isle, Irvine, California 92612.
(7) Includes options to purchase 50,000 shares of common stock at an exercise price of $.25 per share, expiring December 7, 2004. Also includes 60,000 shares held by Mr. Chase's wife.
(8) Includes options to purchase 17,833 shares of common stock at an exercise price of $.25 per share, expiring December 7, 2004.
(9) Includes options to purchase 6,667 shares of common stock at an exercise price of $.25 per share, expiring December 7, 2004.
(10) Includes options to purchase 12,500 shares of common stock at an exercise price of $.25 per share, expiring December 7, 2004.
(11) Includes options to purchase 178,667 shares of common stock and 904,517 shares of common stock to be issued upon the conversion of $300,000 convertible notes and $25,626 accrued interest on the notes.


(12) Mr. Bogle's business address is 916 S. Capital of Texas Highway, Austin, Texas 78746. Includes warrants to purchase 1,000,000 shares of common stock at an exercise price of $.345 per share, expiring November 25, 2011.
(13) Mr. Johnson's business address is 7085 W. Belmont Dr., Littleton, Colorado 80123. Includes 769,994 shares of common stock underlying $250,000 principal amount of convertible notes and accrued interest of $15,997 as of March 31, 2002.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

     On June 16, 2001, the Company issued a three-year 10% convertible subordinated unsecured note to Mr. Baldwin in the amount of $300,000. The note is convertible into common stock at a conversion price of $.36 per share anytime prior to June 2004. As of March 31, 2002, accrued interest of $25,627 was due to Mr. Baldwin. On November 26, 2001, and January 9, 2002, Mr. Baldwin loaned the Company a total of $100,000 on a short-term note due June 30, 2002, which due date was extended to December 31, 2002. As of March 31, 2002, accrued interest of $2,781 was due Mr. Baldwin. Mr. Baldwin has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter, unless either party terminates the agreement within sixty days prior to the end of the annual period. This agreement automatically renewed effective April 1, 2002. During the year ended March 31, 2002, Mr.
Baldwin earned $78,000 from this agreement. Mr. Baldwin had a consulting agreement with the Company effective April 1, 2001, whereby he was to perform various management services to the Company and earn a consulting fee equal to a two percent (2%) overwrite on the gross fees earned of the Company's workers' compensation network. During the year ended March 31, 2002, Mr. Baldwin earned $34,493 from this agreement. This agreement expired on March 31, 2002, and was not renewed.

     On June 9, 2001, the Company issued a three-year 10% convertible subordinated unsecured note to Mr. Robert D. Johnson in the amount of $50,000. The note is convertible into common stock at a conversion price of $.36 per share anytime prior to June 2004. As of March 31, 2002, accrued interest of $4,128 was due to Mr. Johnson. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated, which was owned by Mr. Johnson prior to its dissolution. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. During the year ended March 31, 2002, Mr. Johnson earned $34,493 from this agreement

     On June 16, 2001, the Company issued a three-year 10% convertible subordinated unsecured note to Mr. Robert C. Johnson in the amount of $150,000. Mr. Johnson is not related to Mr. Robert D. Johnson. The note is convertible into common stock at a conversion price of $.36 per share anytime prior to June 2004. On October 30, 2001, the Company issued a three-year 10% convertible subordinated unsecured note to Mr. Johnson in the amount of $100,000. The note is convertible into common stock at a conversion price of $.325 per share anytime prior to October 2004. As of March 31, 2002, accrued interest on the notes of $15,997 was due to Mr. Johnson.

     On November 29, 2001, the Company issued to Mr. George Bogle 25,000 shares of common stock in consideration of consulting services valued at $7,500. On November 26, 2001, in conjunction with a consulting services agreement with Mr. Bogle, the Company issued warrants to purchase 1,000,000 shares of restricted common stock at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant, which was determined by the mean of the closing bid and asked price, and immediately exercisable. No warrants have been exercised as of March 31, 2002.

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

        Signature                         Title                        Date
        ---------                         -----                        ----



/s/ John K. Baldwin               Chairman of the Board            July 29, 2002
----------------------
John K. Baldwin

/s/  Harry  M.  Neer              President, Chief Executive       July 29, 2002
--------------------              Officer and Director
Harry  M.  Neer

/s/  Larry  K. Hinson             Secretary, Chief Financial       July 29, 2002
---------------------             Officer, Treasurer and
Larry  K.  Hinson                 Director

/s/  Eric  H.  Kolstad            Director                         July 29, 2002
----------------------
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