Form 10QSB
period 2002-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2002-08-14
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR  5(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
     -----------------      ---------------

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

                             Yes [X]         No [ ]
                                 ---            ---

     As of August 14, 2002, there were outstanding 13,406,572 shares of common stock, $.001 par value per share.

Transitional  Small  Business  Disclosure Format (Check one):  Yes [ ]   No [X]
-------------------------------------------------------------------------------

ROCKPORT HEALTHCARE GROUP, INC.
INDEX TO FORM 10-QSB/A
JUNE 30, 2002


                                                                         Page No.
                                                                         -------
PART I  FINANCIAL INFORMATION
        Item 1.   Financial Statements

                  Consolidated Balance Sheets                                3
                    June 30, 2002  (unaudited) and March 31, 2002

                  Consolidated Statements of Operations (unaudited)          4
                    Three Months Ended June 30, 2002 and 2001

                  Consolidated Statement of Changes in Shareholders'         5
                    Equity (Deficit) Three Months Ended June 30, 2002
                    (unaudited) and Year Ended March 31, 2002

                  Consolidated Statements of Cash Flows (unaudited)          6
                    Three Months Ended June 30, 2002 and 2001

                  Notes to Unaudited Consolidated Financial Statements       7

        Item 2.   Management's Discussion and Analysis of Results of        13
                    Operations and Financial Condition


PART II OTHER INFORMATION

        Item 1.   Legal Proceedings                                         19

        Item 2.   Changes in Securities and Use of Proceeds                 19

        Item 3.   Defaults Upon Senior Securities                           19

        Item 4.   Submission of Matters to a Vote of Security Holders       19

        Item 5.   Other Information                                         19

        Item 6.   Exhibits and Reports on Form 8-K                          20

                          PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       June 30,     March 31,
                                                                         2002          2002
                                                                     --------------------------
ASSETS                                                                (Unaudited)
Current assets:
    Cash                                                             $   130,443   $    42,637
    Accounts receivable, net of allowance of $20,000 at June 30
      and March 31, 2002                                                 646,634       512,388
    Prepaid expenses                                                       8,577           645
                                                                     --------------------------
        Total current assets                                             785,654       555,670
                                                                     --------------------------
Property and equipment:
    Office furniture and equipment                                        38,704        38,704
    Computer equipment and software                                       98,314        98,314
    Telephone equipment                                                   15,734        15,734
                                                                     --------------------------
                                                                         152,752       152,752
                                                                     --------------------------
    Less accumulated depreciation                                        (95,527)      (90,032)
                                                                     --------------------------
        Net property and equipment                                        57,225        62,720
                                                                     --------------------------
Other assets:
    Deposits                                                               9,038         9,038
    Intangible assets, net                                                95,836        99,269
                                                                     --------------------------
                                                                         104,874       108,307
                                                                     --------------------------
Total assets                                                         $   947,753   $   726,697
                                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term debt                                                  $        --   $   100,000
    Accounts payable, trade                                              355,966       307,278
    Due to directors, officers and employees                              26,693       151,664
    Other current liabilities                                            360,784       291,725
                                                                     --------------------------
        Total current liabilities                                        743,443       850,667
                                                                     --------------------------
Long-term debt                                                         1,002,842       767,849
                                                                     --------------------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                             --            --
    Common stock, $.001 par value, 20,000,000 shares authorized,
      13,406,572 and 13,387,870 shares issued and outstanding at
      June 30 and March 31, 2002, respectively                            13,406        13,387
    Additional paid-in capital                                         6,250,701     6,243,613
    Accumulated deficit                                               (7,062,639)   (7,148,819)
                                                                     --------------------------
         Total shareholders' deficit                                    (798,532)     (891,819)
                                                                     --------------------------
Total liabilities and shareholders' equity (deficit)                 $   947,753   $   726,697
                                                                     ==========================

See accompanying notes to unaudited consolidated financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          For the Three Months Ended
                                                                   June 30,
                                                        -------------------------------
                                                             2002            2001
                                                        -------------------------------
Revenue                                                 $      890,916  $      438,828
Cost of sales                                                  215,836         116,028
                                                        -------------------------------
        Gross profit                                           675,080         322,800
                                                        -------------------------------

Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                               392,138         442,426
    Office administration                                       81,129          83,703
    Professional services                                       67,650          68,126
    Other                                                       12,672          14,980
                                                        -------------------------------
  Total selling, general and administrative expenses           553,589         609,235
  Depreciation and amortization                                  8,929           9,489
                                                        -------------------------------
        Total operating expenses                               562,518         618,724
                                                        -------------------------------

Income (loss) from operations                                  112,562        (295,924)
Interest, net                                                   26,382          12,871
                                                        -------------------------------
Net income (loss)                                       $       86,180   $    (308,795)
                                                        ===============================

Net income (loss) per share:
  Basic                                                 $         0.01          ($0.02)
                                                        ===============================
  Diluted                                               $         0.01          ($0.02)
                                                        ===============================


Weighted average number of common shares outstanding:
  Basic                                                     13,388,077      13,154,913
                                                        ===============================
  Diluted                                                   17,803,486      12,164,913
                                                        ===============================

See accompanying notes to unaudited consolidated financial statements.

                                     ROCKPORT HEALTHCARE GROUP, INC.
                                            AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED MARCH 31, 2002 AND THREE MONTHS ENDED JUNE 30, 2002


                                                                                                Total
                                            Common Stock        Additional                   Shareholders'
                                       -----------------------   Paid-in      Accumulated       Equity
                                         Shares      Amount      Capital        Deficit       (Deficit)
                                       ------------------------------------------------------------------
Balances March 31, 2001                12,997,822  $    12,997  $5,791,458  $   (5,759,646)  $    44,809
Stock issued for cash                     111,371          112      23,221              --        23,333
Stock issued for services                 273,555          273      82,428              --        82,701
Stock warrants issued for services             --           --     345,000              --       345,000
Stock issued for employee expenses          5,122            5       1,506              --         1,511
Net loss                                       --           --          --      (1,389,173)   (1,389,173)
Balances March 31, 2002                13,387,870       13,387   6,243,613      (7,148,819)     (891,819)
                                       ------------------------------------------------------------------
Stock issued for services (unaudited)      18,702           19       7,088              --         7,107
Net income (unaudited)                         --           --          --          86,180        86,180
Balances June 30, 2002 (unaudited)     13,406,572  $    13,406  $6,250,701  $   (7,062,639)  $  (798,532)
                                       ==================================================================

See accompanying notes to unaudited consolidated financial statements.

                             ROCKPORT  HEALTHCARE  GROUP,  INC.
                                      AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                        (UNAUDITED)


                                                                        2002        2001
                                                                     ----------------------
Cash flows provided by (used) in operating activities:
    Net income (loss)                                                $  86,180   $(308,795)
    Adjustments to reconcile net income (loss) to cash provided by
     (used) in operating activities:
        Depreciation                                                     5,496       6,056
        Amortization                                                     3,433       3,433
        Issuance of stock for services                                   7,107      25,000
        Changes in assets and liabilities:
            Accounts receivable - trade                               (134,246)    (87,308)
            Prepaid expenses                                            (7,932)     (2,066)
            Accounts payable                                            48,688      20,343
            Due to directors, officers and employees                     2,521      24,004
            Other current liabilities                                   69,059     (22,968)
                                                                     ----------------------
Cash provided by (used) in operating activities                         80,306    (342,301)
                                                                     ----------------------

Investing activities:
    Purchase of fixed assets                                                --        (885)
                                                                     ----------------------
Financing activities:
    Proceeds from sale of stock                                             --      21,333
    Proceeds from notes payable                                          7,500     500,000
    Repayment of notes payable                                              --      (5,093)
                                                                     ----------------------
Cash provided by financing activities                                    7,500     516,240
                                                                     ----------------------
Net increase (decrease) in cash                                         87,806     173,054
Cash and cash equivalents, beginning of period                          42,637      66,722
                                                                     ----------------------
Cash and cash equivalents, end of period                             $ 130,443   $ 239,776
                                                                     ======================


Supplemental cash flow information:
    Interest paid                                                    $   7,500   $  10,000

Non-cash transactions:
    Transfer of amounts due to a director to notes payable           $ 127,493   $      --
                                                                     ======================

See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


Note 1.  Description  of  Business  and  Summary  of  Significant  Accounting
         Policies

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three month periods ended June 30, 2002 and 2001, and the cash flows for the three months ended June 30, 2002 and 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB (First Amendment) for the year ended March 31, 2002, previously filed with the Securities and Exchange Commission.

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

     Rockport is a management company dedicated to developing, operating and managing a network consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

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

     As  of  June  30,  2002,  the  Company had three wholly owned subsidiaries:
Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. RCN develops and maintains the occupational injuries and illnesses provider network and provides access to the provider network to clients of the Company. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RGT is a business entity which provides support services to RCN and the Company, which include management information services, customer services, doctor and provider referrals, contracting of providers for the Company's network and administration of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

Note 2. Notes Payable

     Notes payable consist of the following:

                                                                             March 31,
                                                                   -------------------------------
                                                                   June 30, 2002   March 31, 2002
                                                                   --------------  ---------------
     Convertible unsecured notes payable to a shareholder, with interest payable monthly at 15% per annum.  The
       Company was paying $5,000 per month on the notes,
       which included both principal and interest.  The notes are personally guaranteed by two officers of the Company.
       On March 31, 2002, the Company renegotiated the terms
       of the notes which were originally convertible into
       Company common stock at an average conversion price
       of $1.50 per share and due April 1, 2003.  The notes are
       now due April 1, 2004, and are convertible into Company
       common stock at any time prior to April 1, 2004 at a
       conversion price of $.36 per share.  The Company issued
       150,000 shares of its common stock in connection with
       these notes, the cost of which was recorded as loan fees
       and amortized using the interest yield method over the
       original term of the notes.                                 $      175,349  $       167,849

     Unsecured note payable with interest at 10% per annum
       and principal and interest due April 1, 2004.                      227,493          100,000

     Three-year 10% convertible subordinated unsecured notes
       to shareholders due June and October 2004.  Interest is
       either accrued or paid quarterly, as determined by the
       Board of Directors.  The notes are convertible into
       Company common stock at conversion prices ranging
       from $.325 to $.36 per share anytime prior to their
       maturity in June and October 2004.                                 600,000          600,000
                                                                   --------------  ---------------
     Total                                                         $    1,002,842  $       867,849
                                                                   ==============  ===============

     See Note 3 "Commitments and Contingent Liabilities" for a discussion of financing provided by related parties.

Note 3.   Commitments  and  Contingent  Liabilities

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

           Twelve Months Ending June 30,
           -----------------------------
            2003                                  $232,360
            2004                                   234,240
            2005                                   217,594
                                                  --------
                   Total                          $684,194
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

     Mr. Baldwin, a director of the Company, has an agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2002. During the year ended March 31, 2002, Mr. Baldwin earned $78,000 from this agreement and during the three month period ended June 30, 2002, Mr. Baldwin earned $15,000 from this agreement. Mr. Baldwin had a consulting agreement with the Company effective April 1, 2001, whereby he was to perform various management services to the Company and earned a consulting fee equal to a two percent (2%) overwrite on the gross fees earned of the Company's workers' compensation network. During the year ended March 31, 2002, Mr. Baldwin earned $34,493 from this agreement. This agreement had a one-year term and automatically renewed for one-year periods thereafter unless either party terminated the agreement within thirty days prior to the end of any annual period. This agreement was not renewed.

     On November 26, 2001 and on January 9, 2002, the Company borrowed $50,000 and $50,000, respectively, from Mr. Baldwin on a short-term note due June 30, 2002 at an annual interest rate of 10%. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees and $34,493 of accrued overwrite fees to the principal amount of the note.

Note 4.   Stock  Options  and  Warrants

     Long-Term  Incentive  Plan

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "Plan"). On September 5, 2001, the Plan was approved by the shareholders of the Company. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2002, incentive stock options to purchase 798,400 shares exercisable at prices ranging from $.25 to $.50 per share that vest over a three-year period had been granted. Of this amount, 166,133 were exercisable as of June 30, 2002. As of June 30, 2002, nonqualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable had been granted.

     Stock  Warrants

     During the fiscal year ended March 31, 2000, the Company sold warrants to purchase 70,128 shares of restricted common stock of the Company at any time until September 1, 2002, at a price of $1.75 per share. The warrants were sold for $.25 per share and no warrants have been exercised as of June 30, 2002.

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean of the closing bid and asked price, and immediately exercisable. The theoretical value of the stock warrants issued as non-cash compensation to an individual was determined to be $345,000. No warrants have been exercised as of June 30, 2002. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5.   Related  Party  Transactions

     See Note 3 "Commitments and Contingent Liabilities" for a discussion of legal and consulting services being provided by Mr. Baldwin.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the year ended March 31, 2002 and three month period ended June 30, 2002, Bannon earned $34,493 and $17,137, respectively.

Note 6.   Going  Concern

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company incurred an accumulated deficit in shareholders' equity of $798,531 as of June 30, 2002. This matter raises substantial doubt about the Company's ability to continue as a going concern.

     The Company has funded its operations through the sale of Company common stock, borrowed funds from outside sources and converted employee and director debt to common stock of the Company. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. As of June 30, 2002, of the three-year convertible subordinated unsecured notes, the Company had issued notes to two directors in the aggregate amount of $350,000 and an individual in the aggregate amount of $250,000, for total borrowings of $600,000. These notes are convertible into Company common stock at conversion prices ranging from $.325 to $.36 per share anytime prior to June and October 2004. The conversion price of $.325 was determined by the average of the high bid ($.36) and low ask ($.29) stock quotations on the date of funding. The conversion price of $.36 was determined by the average of the high bid ($.39) and low ask ($.33) stock quotations on the dates of funding. As a result, there are no beneficial conversion features associated with these notes. At the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flows from operations, it will be dependent upon external sources of financing or loans from its officers, directors and shareholders. Should the Company experience a shortfall in operating cash flow, the Company may not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

Note 7.   Income Taxes

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2002 and 2001, are as follows:

                                                         March 31,
                                               -------------------------------
                                                   2002               2001
                                               ------------      -------------
     Accrual to cash conversion                $   283,100       $     13,700
     Net operating loss carryforwards            1,623,400          1,713,000
     Valuation allowance                        (1,906,500)        (1,726,700)
                                               ------------      -------------
         Net deferred tax asset                $        --       $         --
                                               ============      =============

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

     The difference between the actual income tax benefit of zero for fiscal years 2002 and 2001 and the expected benefit using the statutory income tax rate of 34% results from the 100% valuation allowance on the deferred tax assets at each year end.

Note 8.   Significant Concentration

     Three clients accounted for approximately 27%, 17% and 12%, respectively, of sales for the three months ended June 30, 2002. No other clients represented more than 10% of sales of the Company for the three months ended June 30, 2002.

Note 9.   Subsequent  Events

     On July 18, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "Plan"). In order to become and remain fully effective, the Plan must be approved by the shareholders of the Company on or before July 17, 2003. None of the options granted pursuant to the Plan may be exercised unless and until the Plan is approved by the shareholders of the Company. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. On August 7, 2002, the Board of Directors approved the granting of 583,400 incentive stock options at an exercise price of $.23 per share that vest over a three-year period pursuant to the Plan. No non-qualified stock options have been granted. Also on August 7, 2002, in accordance with the 2000 Long-term Incentive Plan, the Board of Directors approved the granting of 151,600 incentive stock options at an exercise price of $.23 per share that vest over a three-year period.

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

     The following discussion and analysis of the Company's financial condition as of June 30, 2002, the Company's results of operations for the three month periods ended June 30, 2002 and 2001, and the Company's cash flows for the three month periods ended June 30, 2002 and 2001, should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB (First Amendment) for the year ended March 31, 2002.

OVERVIEW

     Rockport is a management company dedicated to developing, operating and managing a network consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Workers' compensation costs continue to escalate for employers and insurance companies across the country. Rockport offers access to one of the most comprehensive healthcare networks at a local, state or national level for its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

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

     The Company's goals are: (1) to create and maintain profitability within industry standards and create shareholder value; (2) to become the national network of choice for work-related injuries and illnesses; (3) to market and position its network, state by state, to increase business to its healthcare providers while offering significant savings to its clients and their customers;
(4) to continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) to continue its dedication to client and healthcare provider support services; and (6) to provide any payor, managed care organization or bill review/software company an alternative national workers' compensation network in a non-competitive relationship.

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

RESULTS  OF  OPERATIONS

Quarter  Ended  June  30,  2002  to  Quarter  Ended  June  30,  2001

     The following table sets forth certain operating information regarding the Company for the three-month periods ended June 30, 2002 and 2001:


                                                              June 30,
                                                        --------------------
                                                          2002       2001
                                                        --------------------
     Revenue                                            $890,916  $ 438,828
         Cost of sales                                   215,836    116,028
                                                       --------------------
     Gross profit                                        675,080    322,800
         Selling, general and administrative expenses    553,589    609,235
         Depreciation and amortization                     8,929      9,489
                                                        --------------------
     Income (loss) from operations                       112,562   (295,924)
     Interest, net                                        26,382     12,871
                                                        --------------------
     Net income (loss)                                  $ 86,180  $(308,795)
     Net income (loss) per share - basic and diluted    $   0.01     ($0.02)

     Revenue. The Company's source of revenue is fees it receives from its clients and their customers that access and utilize the Company's healthcare provider network for work-related injuries and illnesses. When an injured employee utilizes a healthcare provider within the Company's PPO network, the employer realizes medical cost savings which it would not have realized had the employee utilized a healthcare provider not within the Company's PPO network. The Company's clients and their customers, where permitted by law, direct their injured employees to healthcare providers within the Company's healthcare provider network, which in turn creates a medical cost savings as a result of the discounts the Company has negotiated with its healthcare providers. The agreements the Company has with its clients provide the Company with a fee based upon a percentage of the medical cost savings realized by its clients. The fee percent the Company receives from its clients is negotiated by the Company and usually is determined by the amount of potential business the Company will receive from the client. Typically, these agreements are short-term in nature which is standard within the healthcare industry.

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

     Two key components of increased revenue are the number of in-network medical bills from contracted healthcare providers processed during the period and the number of healthcare providers within the Company's PPO network. Medical bills are bills for services rendered for an injured employee by the Company's contracted healthcare providers. Medical bills are processed two different ways for the Company's clients. The Company processes the medical bills and reprices them in accordance with the contract terms the Company has with its healthcare providers utilizing its proprietary software system and provides data management for its clients. The second way medical bills are processed is when the Company's clients perform repricing of the medical bills using the Company's contract terms with its healthcare providers within the clients' software systems. The number of in-network medical bills processed by the Company increased by 55% from 40,989 bills during the quarter ended June 30, 2001, to 63,494 bills during the quarter ended June 30, 2002. During the same time period, the number of in-network medical bills processed by the Company's clients within their software systems increased by 510% to 117,958 bills from 19,345 bills during the 2001 period. Total in-network medical bills processed, both by the Company and the Company's clients, increased by 201% from 60,334 during the quarter ended June 30, 2001, to 181,452 during the quarter ended June 30, 2002.

     The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers or through strategic network alliances with third party networks, which it refers to as network partners. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. As of June 30, 2002, the Company's network consisted of over 262,000 physicians, hospitals and ancillary healthcare providers in all 50 states and the District of Columbia. This is an increase of approximately 113,000 healthcare providers over the same period in the prior year. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

     At the end of the fiscal quarter ended June 30, 2002, the number of clients and their customers utilizing the Company's provider network had increased to 255, an increase of 109 clients and customers over the fiscal quarter ended June 30, 2001. Of these amounts, as of June 30, 2002, the Company had access agreements with 25 clients who in turn had 230 customers utilizing Rockport's provider network. This was an increase of seven clients and 102 customers over the quarter ended June 30, 2001. The Company estimates the number of ultimate beneficiaries, which are employers and insurance companies, of the Company's services and medical cost savings, obtained through the Company's clients is in the thousands. Consequently, the increase in the number of clients and their customers, coupled with an increase in the number of employers and insurance companies who are the ultimate beneficiaries of the Company's network, resulted in an increase in revenue for the quarter ended June 30, 2002, to $890,916, an increase of $452,088 or 103%, from $438,828 for the quarter ended June 30, 2001. The Company saved its clients in excess of $7.4 million during the quarter ended June 30, 2002, resulting in the significant increase in revenue earned by the Company.

     With respect to the source of the Company's revenue, the Company had three clients, each which provided more than 10% of the Company's revenue for the quarter ended June 30, 2002. Those clients were Intracorp which contributed 27% of total revenue, HNC Insurance Solutions, Inc. ("HNCIS") which contributed 17% of total revenue and EOS Group, Inc. ("EOS") which contributed 12% of the Company's revenue.

     The effective date of the network access agreement with Intracorp was August 1, 2001, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Intracorp may terminate the agreement for any reason by giving the Company 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company received as a fee from Intracorp a negotiated percentage of the medical cost savings realized by Intracorp for accessing the Company's PPO network.

     The effective date of the network access agreement with HNCIS was July 28, 1999, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Either party may terminate the agreement for any reason by giving the other party 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company received as a fee from HNCIS a negotiated percentage of the medical cost savings realized by HNCIS for accessing the Company's PPO network.

     The effective date of the network access agreement with EOS was September 1, 1999, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. The agreement may be terminated without cause by giving the other party 180 days prior written notice of their intent to terminate. The agreement may also be terminated as of any other date mutually agreed to in writing by the parties, may be terminated immediately if either party materially defaults in the performance of a provision of the agreement and such default continues for a period of fifteen days after written notice is given to the defaulting party or if certain conditions of non-performance apply. The Company received as a fee from EOS a negotiated percentage of the medical cost savings realized by EOS for accessing the Company's PPO network.

     The Company is continuing to add new clients and customers of its existing clients and believes revenue will continue to increase as it implements these new clients and customers.

     Cost of sales. The Company's cost of sales consists primarily of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales increased by $99,808, or 86%, from $116,028 during the quarter ended June 30, 2001, to $215,836 during the quarter ended June 30, 2002. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenues from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the quarter ended June 30, 2002, cost of sales were comprised of network access fees of $165,808, sales commissions of $32,291 and commission overwrites of $17,737.

     A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. The Company issued 8,702 shares of its restricted common stock during the quarter ended June 30, 2002, for this bonus which was valued at $3,308. Additionally, for the quarter ended June 30, 2002, these two individuals earned sales commissions in the aggregate of $14,088. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the quarter ended June 30, 2002, Bannon earned $17,737. Cost of sales will increase as revenue increases.

     Gross profit. The Company's gross profit increased by $352,280, or 109%, from $322,800 during the quarter ended June 30, 2001, to $675,080 during the quarter ended June 30, 2002. Gross profit as a percentage of sales increased from 74% during the quarter ended June 30, 2001, to 76% during the quarter ended June 30, 2002. The increase in gross profit was attributable to the increase in revenue.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $55,646, or 9%, from $609,235 during the quarter ended June 30, 2001, to $553,589 during the quarter ended June 30, 2002. Payroll and related expenses decreased from $442,426 during the quarter ended June 30, 2001, to $392,138, or 11%, during the quarter ended June 30, 2002. The Company eliminated three positions during October 2001, which was the primary reason for the decrease. Other components of selling, general and administrative expenses when compared to the quarter ended June 30, 2001, were a decrease in office administration expenses of $2,574, decreases in professional fees of $476 and decreases in other expenses of $2,308.

     Depreciation and amortization. Depreciation and amortization decreased by $560, or 6%, from $9,489 during the quarter ended June 30, 2001, to $8,929 during the quarter ended June 30, 2002.

     Interest expense. Interest expense increased by $13,511, or 105%, from $12,871 for the quarter ended June 30, 2001, to $26,382 for the quarter ended June 30, 2002. The Company has issued $600,000 of three-year 10% convertible subordinated unsecured notes due June and October 2004. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due April 1, 2004. The increase in borrowings has resulted in the increase in interest expense. The Company anticipates interest expense will increase in the future as a result of these notes.

     Net income. The Company had net income for the quarter ended June 30, 2002, of $86,180, or $0.01 per share (basic and diluted), compared with a net loss of $308,795, or $0.02 per share (basic and diluted), for the quarter ended June 30, 2001. The net income for the quarter ended June 30, 2002, is a result of increased revenue and gross profit resulting from increased utilization of the Company's PPO network by its clients and their customers.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of Rockport for the quarters ended June 30, 2002 and 2001:

                                                                June 30,
                                                          -------------------
                                                            2002       2001
                                                          -------------------
     Net cash provided by (used) in operating activities  $80,306  $(342,301)
     Net cash used by investing activities                     --  $    (885)
     Net cash provided by financing activities            $ 7,500  $ 516,240

Quarter  Ended  June  30,  2002  to  Quarter  Ended  June  30,  2001
--------------------------------------------------------------------

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis as cash becomes available. Net cash provided by operating activities for the quarter ended June 30, 2002, was $80,306 compared with net cash used in operating activities of $342,301 for the quarter ended June 30, 2001. This was an improvement of $422,607 over the prior quarter. The primary components of net cash provided by operating activities for the 2002 period were net income of $86,180, non-cash charges of $16,036, and increases in accounts payable and other current liabilities of $48,688 and $69,059, respectively, which was partially offset by an increase in prepaid expenses of $7,932 and increases in accounts receivable of $134,246. During the 2001 period, the Company issued $500,000 principal amount of its three-year 10% convertible subordinated unsecured notes and sold common stock and raised $21,333 representing the decrease in the current quarter of cash provided by financing activities.

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

     On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due April 1, 2004. On June 30, 2002, the Company renegotiated the terms of the note and added $93,000 of accrued legal fees and $34,493 of accrued overwrite fees to the principal amount of the note. Management believes that the necessary funding to implement the Company's business plan has been obtained. However, at the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flow from operations, it will be dependent upon external sources of best efforts financing or loans from its officers, directors and shareholders.

     Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At June 30, 2002, the Company had available cash in non-restrictive accounts of $130,443 and positive working capital of $42,211. The Company has experienced a significant growth in revenue from the utilization of its PPO network by its clients and their customers. Revenue has increased 103% from $438,828 for the quarter ended June 301, 2001, to $890,916 for the quarter ended June 30, 2002. Furthermore, when compared to the quarter ended March 31, 2002, current quarter revenue has increased 52% from $584,332 to $890,916. The Company believes this growth of revenue will continue into the future based upon the increased business its current clients have been experiencing and new potential clients the Company has identified. Currently, the Company is generating positive cash flow from operations and believes sufficient cash flow will be available during the fiscal year ending March 31, 2003, to satisfy its short-term obligations. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.

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

     In  June  2001,  the  FASB  also  approved  for  issuance  SFAS  143 "Asset
Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including
1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not expect any effect of the adoption of this statement on its financial position, results of operations or cash flows.

     In  October  2001,  the  FASB  also  approved SFAS 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company does not expect any effect of this statement on its financial position, results of operations or cash flows.

                          PART II     OTHER INFORMATION


Item 1.     Legal  Proceedings  -  None

Item 2.     Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended June 30, 2002, that were not registered under the Securities Act.

     On June 30, 2002, under the terms of a written contract executed by the Company, the Company issued 4,351 shares of common stock to Mike Catala in consideration of marketing services valued at $1,654 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On June 30, 2002, under the terms of a written contract executed by the Company, the Company issued 4,351 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $1,654 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On June 30, 2002, under the terms of a written contract executed by the Company, the Company issued 10,000 shares of common stock to Tim Huke in consideration of marketing services valued at $3,800 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

10.12 Network Access Agreement with EOS Group, Inc. (formerly Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999. (1)

10.13 Workers' Compensation Master Preferred Client Agreement with Beyond Benefits dated July 1, 2000. (1)

21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
               2000)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.

     (b) Reports on Form 8-K. - The Registrant has not filed any reports on Form 8-K during the quarter covered by this Form 10-QSB.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT  HEALTHCARE  GROUP,  INC.
(Registrant)

August 14, 2002               /s/  Larry K. Hinson
                              ------------------------------------------------
                              Larry K. Hinson
                              Chief Financial and Principle Accounting Officer
                              (Duly authorized officer)