Form 10QSB
period 2002-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2002-11-14
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  September 30, 2002

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

                             Yes [X]         No [_]
                                  --

     As of November 14, 2002, there were outstanding 13,415,380 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                       INDEX TO FORM 10-QSB
                                        SEPTEMBER 30, 2002


                                                                                Page No.
                                                                                --------
PART I    FINANCIAL INFORMATION

          Item 1.      Financial Statements

                       Condensed Consolidated Balance Sheets                           3
                         September 30, 2002  (unaudited) and March 31, 2002

                       Condensed Consolidated Statements of Operations (unaudited)     4
                         Three and Six Months Ended September 30, 2002 and 2001

                       Condensed Consolidated Statement of Changes in Shareholders'    5
                         Equity (Deficit) Six Months Ended September 30, 2002
                         (unaudited) and Year Ended March 31, 2002

                       Condensed Consolidated Statements of Cash Flows (unaudited)     6
                         Six Months Ended September 30, 2002 and 2001

                       Notes to Unaudited Consolidated Financial Statements            7

          Item 2.      Management's Discussion and Analysis of Results of             12
                         Operations and Financial Condition

          Item 3.      Controls and Procedures                                        18

PART II   OTHER INFORMATION

          Item 1.      Legal Proceedings                                              19

          Item 2.      Changes in Securities and Use of Proceeds                      19

          Item 3.      Defaults Upon Senior Securities                                19

          Item 4.      Submission of Matters to a Vote of Security Holders            19

          Item 5.      Other Information                                              20

          Item 6.      Exhibits and Reports on Form 8-K                               21

                                  PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                   ROCKPORT HEALTHCARE GROUP, INC.
                                          AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        September 30,    March 31,
                                                                            2002            2002
                                                                       -----------------------------
                                    ASSETS                                (Unaudited)
Current assets:
    Cash                                                               $       13,093   $    42,637
    Accounts receivable, net of allowance of $20,000 at September 30
      and March 31, 2002                                                      933,783       512,388
    Prepaid expenses                                                            8,763           645
                                                                       -----------------------------
        Total current assets                                                  955,639       555,670
                                                                       -----------------------------
Property and equipment:
    Office furniture and equipment                                             39,115        38,704
    Computer equipment and software                                           105,741        98,314
    Telephone equipment                                                        15,734        15,734
                                                                       -----------------------------
                                                                              160,590       152,752
    Less accumulated depreciation                                            (101,238)      (90,032)
                                                                       -----------------------------
        Net property and equipment                                             59,352        62,720
                                                                       -----------------------------
Other assets:
    Deposits                                                                    9,038         9,038
    Intangible assets, net                                                     92,402        99,269
                                                                       -----------------------------
                                                                              101,440       108,307
                                                                       -----------------------------
Total assets                                                           $    1,116,431   $   726,697
                                                                       =============================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term debt                                                    $           --   $   100,000
    Accounts payable, trade                                                   337,232       307,278
    Due to directors, officers and employees                                   20,221       151,664
    Other current liabilities                                                 454,505       291,725
                                                                       -----------------------------
        Total current liabilities                                             811,958       850,667
                                                                       -----------------------------
Long-term debt                                                              1,010,342       767,849
                                                                       -----------------------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                  --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      13,415,380 and 13,387,870 shares issued and outstanding at
      September 30 and March 31, 2002, respectively                            13,415        13,387
    Additional paid-in capital                                              6,253,114     6,243,613
    Accumulated deficit                                                    (6,972,398)   (7,148,819)
                                                                       -----------------------------
         Total shareholders' deficit                                         (705,869)     (891,819)
                                                                       -----------------------------
Total liabilities and shareholders' equity (deficit)                   $    1,116,431   $   726,697
                                                                       =============================

See accompanying notes to unaudited consolidated financial statements.

                                       ROCKPORT HEALTHCARE GROUP, INC.
                                               AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)



                                                For the Three Months Ended        For the Six Months Ended
                                                       September 30,                    September 30,
                                              ----------------------------------------------------------------
                                                   2002            2001             2002            2001
                                              ----------------------------------------------------------------
Revenue                                       $      935,182  $      382,919   $    1,826,098  $      821,747
Cost of sales                                        256,688         121,873          472,524         237,901
                                              ----------------------------------------------------------------
        Gross profit                                 678,494         261,046        1,353,574         583,846
                                              ----------------------------------------------------------------

Operating expenses:
  Selling, general and administrative
    expenses:
      Payroll and related expenses                   390,207         417,082          782,345         859,508
      Office administration                           85,297          92,561          166,426         176,264
      Professional services                           63,518          75,763          131,168         143,889
      Other                                           11,100          10,472           23,772          25,452
                                              ----------------------------------------------------------------
  Total selling, general and administrative          550,122         595,878        1,103,711       1,205,113
  Depreciation and amortization                        9,143           9,959           18,072          19,448
                                              ----------------------------------------------------------------
        Total operating expenses                     559,265         605,837        1,121,783       1,224,561
                                              ----------------------------------------------------------------

Income (loss) from operations                        119,229        (344,791)         231,791        (640,715)
Interest, net                                         28,988          14,783           55,370          27,654
                                              ----------------------------------------------------------------
Net income (loss)                             $       90,241  $     (359,574)  $      176,421  $     (668,369)
                                              ================================================================

Net income (loss) per share:
    Basic                                     $         0.01          ($0.03)  $         0.01          ($0.05)
                                              ================================================================
    Diluted                                   $         0.01          ($0.03)  $         0.01          ($0.05)
                                              ================================================================
Weighted average number of common
    shares outstanding:
    Basic                                         13,406,669      13,217,136       13,397,423      13,187,203
                                              ================================================================
    Diluted                                       18,101,371      13,217,136       18,101,371      13,187,203
                                              ==============  ===============  ==============  ===============

See accompanying notes to unaudited consolidated financial statements.

                                      ROCKPORT HEALTHCARE GROUP, INC.
                                              AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                 FOR THE YEAR ENDED MARCH 31, 2002 AND SIX MONTHS ENDED SEPTEMBER 30, 2002



                                                                                                  Total
                                              Common Stock        Additional                  Shareholders'
                                         -----------------------   Paid-in      Accumulated       Equity
                                           Shares      Amount      Capital        Deficit       (Deficit)
                                         ------------------------------------------------------------------
Balances March 31, 2001                  12,997,822  $    12,997  $5,791,458  $   (5,759,646)  $    44,809
Stock issued for cash                       111,371          112      23,221              --        23,333
Stock issued for services                   273,555          273      82,428              --        82,701
Stock warrants issued for services               --           --     345,000              --       345,000
Stock issued for employee expenses            5,122            5       1,506              --         1,511
Net loss                                         --           --          --      (1,389,173)   (1,389,173)
                                         ------------------------------------------------------------------
Balances March 31, 2002                  13,387,870       13,387   6,243,613      (7,148,819)     (891,819)
Stock issued for services (unaudited)        27,510           28       9,501              --         9,529
Net income (unaudited)                           --           --          --         176,421       176,421
                                         ------------------------------------------------------------------
Balances September 30, 2002 (unaudited)  13,415,380  $    13,415  $6,253,114  $   (6,972,398)  $  (705,869)
                                         ==================================================================

See accompanying notes to unaudited consolidated financial statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                      AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                        (UNAUDITED)


                                                                        2002        2001
                                                                     ----------------------
Cash flows provided by (used) in operating activities:
    Net income (loss)                                                $ 176,421   $(668,369)
    Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
        Depreciation                                                    11,206      12,579
        Amortization                                                     6,867       6,867
        Issuance of stock for services                                   9,529      60,529
        Changes in assets and liabilities:
            Accounts receivable - trade                               (421,395)    (80,789)
            Prepaid expenses                                            (8,118)     14,981
            Accounts payable                                            29,954      48,361
            Due to directors, officers and employees                    (3,950)     52,003
            Other current liabilities                                  162,780      59,528
                                                                     ----------------------
Cash used in operating activities                                      (36,706)   (494,310)
                                                                     ----------------------

Investing activities:
    Purchase of fixed assets                                            (7,838)     (7,453)
                                                                     ----------------------
Financing activities:
    Proceeds from sale of stock                                             --      23,333
    Proceeds from notes payable                                         15,000     500,000
    Repayment of notes payable                                              --     (15,476)
                                                                     ----------------------
Cash provided by financing activities                                   15,000     507,857
                                                                     ----------------------
Net increase (decrease) in cash                                        (29,544)      6,094
Cash and cash equivalents, beginning of period                          42,637      66,722
                                                                     ----------------------
Cash and cash equivalents, end of period                             $  13,093   $  72,816
                                                                     ======================

Supplemental cash flow information:
    Interest paid                                                    $  15,545   $  12,151
                                                                     ======================
Non-cash transactions:
    Transfer of amounts due to a director to notes payable           $ 127,493   $      --
                                                                     ======================

See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


Note 1.   Description  of  Business

          STATEMENT OF INFORMATION FURNISHED

          The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and six month periods ended September 30, 2002 and 2001, and the cash flows for the six-month period ended September 30, 2002 and 2001.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A (First Amendment) for the year ended March 31, 2002, previously filed with the Securities and Exchange Commission.

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

          As of September 30, 2002, the Company had three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. RCN develops and maintains the occupational injuries and illnesses provider network and provides access to the provider network to clients of the Company. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RGT is a business entity which provides support services to RCN and the Company, which include management information services, customer services, doctor and provider referrals, contracting of providers for the Company's network and administration of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

Note 2.   Notes Payable

     Notes payable consist of the following:

                                                               September 30,    March 31,
                                                                    2002          2002
                                                               --------------  ----------
Convertible unsecured notes payable to a shareholder, with
  interest payable monthly at 15% per annum.  The
  Company was paying $5,000 per month on the notes,
  which included both principal and interest.  The notes are personally guaranteed by two officers of the Company.  On
  March 31, 2002, the Company renegotiated the terms of
  the notes which were originally convertible into Company
  common stock at an average conversion price of $1.50 per
  share and due April 1, 2003.  The notes are now due April
  1, 2004, and are convertible into Company common stock
  at any time prior to April 1, 2004 at a conversion price of
  $.36 per share.  The Company issued 150,000 shares of its
  common stock in connection with these notes, the cost of
  which was recorded as loan fees and amortized using the
  interest yield method over the original term of the notes.   $      182,849  $  167,849

Unsecured note payable with interest at 10% per annum
  and principal and interest due April 1, 2004.                       227,493     100,000

Three-year 10% convertible subordinated unsecured notes
  to shareholders due June and October 2004.  Interest is
  either accrued or paid quarterly, as determined by the
  Board of Directors.  The notes are convertible into
  Company common stock at conversion prices ranging
  from $.325 to $.36 per share anytime prior to their
  maturity in June and October 2004.                                  600,000     600,000
                                                               --------------  ----------
Total                                                          $    1,010,342  $  867,849
                                                               ==============  ==========

     See Note 3 "Commitments and Contingencies" for a discussion of financing provided by related parties.

Note 3.   Commitments  and  Contingencies

          One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Twelve Months Ending September 30,
----------------------------------
 2003                               $230,437
 2004                                234,240
 2005                                159,775
                                    --------
        Total                       $624,452
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

          Mr. Baldwin, a director of the Company, has an agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2002. During the year ended March 31, 2002, Mr. Baldwin earned $78,000 from this agreement and during the six-month period ended September 30, 2002, Mr. Baldwin earned $34,500 from this agreement. Mr. Baldwin had a consulting agreement with the Company effective April 1, 2001, whereby he was to perform various management services for the Company and earned a consulting fee equal to a two percent (2%) overwrite on the gross fees earned of the Company's workers' compensation network. During the year ended March 31, 2002, Mr. Baldwin earned $34,493 from this agreement. This agreement had a one-year term and automatically renewed for one-year periods thereafter unless either party terminated the agreement within thirty days prior to the end of any annual period. This agreement was not renewed.

          On  November  26,  2001  and  on January 9, 2002, the Company borrowed
$50,000 and $50,000, respectively, from Mr. Baldwin on a short-term note due June 30, 2002 at an annual interest rate of 10%. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees and $34,493 of accrued overwrite fees due to Mr. Baldwin to the principal amount of the note and increased the aforementioned legal fees to a minimum of $6,500 per month effective July 1, 2002.

Note 4.   Stock  Options  and  Warrants

          Stock  Options

          On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "Plan"). The Plan was approved by the shareholders of the Company on October 9, 2002. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. On August 7, 2002, the Board of Directors approved the granting of 583,400 incentive stock options at an exercise price of $.23 per share that vest over a three-year period pursuant to the Plan. The exercise price on the date of grant was determined as the mean between the bid ($0.18) and ask ($0.28) prices. No non-qualified stock options have been granted.

          On December 7, 2000, the Board of Directors of the Company adopted the 2000 Long-Term Incentive Plan (the "Plan"). On September 5, 2001, the Plan was approved by the shareholders of the Company. The Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. On August 7, 2002, in accordance with the 2000 Long-term Incentive Plan, the Board of Directors approved the granting of 151,600 incentive stock options at an exercise price of $.23 per share that vest over a three-year period. The exercise price on the date of grant was determined as the mean between the bid ($0.18) and ask ($0.28) prices. As of September 30, 2002, incentive stock options to purchase 948,000 shares exercisable at prices ranging from $.23 to $.50 per share that vest over a three-year period had been granted. Of this amount, 265,467 were exercisable as of September 30, 2002. As of September 30, 2002, nonqualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable had been granted.

          Stock  Warrants

          During the fiscal year ended March 31, 2000, the Company sold warrants to purchase 70,128 shares of restricted common stock of the Company at any time until September 1, 2002, at a price of $1.75 per share. The warrants were sold for $.25 per share and expired on September 1, 2002.

          On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean of the closing bid and asked price, and immediately exercisable. The theoretical value of the stock warrants issued as non-cash compensation to an individual was determined to be $345,000. No warrants have been exercised as of September 30, 2002. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5.   Related  Party  Transactions

          See Note 3 "Commitments and Contingencies" for a discussion of legal and consulting services being provided by Mr. Baldwin.

          During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the year ended March 31, 2002 and six-month period ended September 30, 2002, Bannon earned $34,493 and $36,519, respectively.

Note 6.   Going  Concern

          The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has an accumulated deficit in shareholders' equity of $705,869 as of September 30, 2002. This matter raises substantial doubt about the Company's ability to continue as a going concern.

          The Company has funded its operations through the sale of Company common stock, borrowed funds from outside sources and converted employee and director debt to common stock of the Company. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. As of September 30, 2002, of the three-year convertible subordinated unsecured notes, the Company had issued notes to a director and a former director in the aggregate amount of $350,000 and an individual in the aggregate amount of $250,000, for total borrowings of $600,000. These notes are convertible into Company common stock at conversion prices ranging from $.325 to $.36 per share anytime prior to June and October 2004. The conversion price of $.325 was determined by the average of the high bid ($.36) and low ask ($.29) stock quotations on the date of funding. The conversion price of $.36 was determined by the average of the high bid ($.39) and low ask ($.33) stock quotations on the dates of funding. As a result, there are no beneficial conversion features associated with these notes.

          Management believes that the necessary funding to implement the Company's business plan has been obtained and that no additional funding is required. However, at the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and if additional funding is required, it will be dependent upon external sources of financing or loans from its officers, directors and shareholders. Should the Company experience a shortfall in operating cash flow, the Company may not be able to proceed prospectively, and therefore, would no longer anticipate being a going concern.

Note 7.   Income  Taxes

          The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2002 and 2001, are as follows:

                                                            March 31,
                                                   --------------------------
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

Note 8.   Significant  Concentration

          Two clients accounted for approximately 19.6% and 29.4% of sales for the six months ended September 30, 2002. No other clients represented more than 10% of sales of the Company for the six months ended September 30, 2002.

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

          The following discussion and analysis of the Company's financial condition as of September 30, 2002, the Company's results of operations for the three and six-month periods ended September 30, 2002 and 2001, and the Company's cash flows for the six-month periods ended September 30, 2002 and 2001, should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A(First Amendment) for the year ended March 31, 2002.

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

RESULTS OF OPERATIONS

Six  Months  Ended  September  30,  2002  to Six Months Ended September 30, 2001

          The following table sets forth certain operating information regarding the Company for the six-month periods ended September 30, 2002 and 2001:


                                                      Six Months Ended
                                                        September 30,
                                                   -----------------------
                                                      2002        2001
                                                   -----------------------
Revenue                                            $1,826,098  $  821,747
    Cost of sales                                     472,524     237,901
                                                   -----------------------
Gross profit                                        1,353,574     583,846
    Selling, general and administrative expenses    1,103,711   1,205,113
    Depreciation and amortization                      18,072      19,448
                                                   -----------------------
Income (loss) from operations                         231,791    (640,715)
Interest, net                                          55,370      27,654
                                                   -----------------------
Net income (loss)                                  $  176,421  $ (668,369)
                                                   =======================
Net income (loss) per share:
    Basic                                          $     0.01      ($0.05)
                                                   =======================
    Diluted                                        $     0.01      ($0.05)
                                                   =======================

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

          Two key components of increased revenue are the number of in-network medical bills from contracted healthcare providers processed during the period and the number of healthcare providers within the Company's PPO network. Medical bills are bills for services rendered for an injured employee by the Company's contracted healthcare providers. Medical bills are processed two different ways for the Company's clients. The Company processes the medical bills and reprices them in accordance with the contract terms the Company has with its healthcare providers utilizing its proprietary software system and provides data management for its clients. The second way medical bills are processed is when the Company's clients perform repricing of the medical bills using the Company's contract terms with its healthcare providers within the clients' software systems. The number of in-network medical bills processed by the Company increased by 55% from 75,606 bills during the six months ended September 30, 2001, to 116,970 bills during the six months ended September 30, 2002. During the same time period, the number of in-network medical bills processed by the Company's clients within their software systems increased by 487% to 257,251 bills from 43,703 bills during the 2001 period. Total in-network medical bills processed, both by the Company and the Company's clients, increased by 214% from 119,309 during the six months ended September 30, 2001, to 374,221 during the six months ended September 30, 2002. The number of in-network bills processed by both the Company and the Company's clients during the three months ended September 30, 2002 when compared to the three months ended June 30, 2002, increased by 12% from 181,452 to 203,848.

          The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers or through strategic network alliances with third party networks, which it refers to as network partners. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. As of September 30, 2002, the Company's network consisted of over 262,000 physicians, hospitals and ancillary healthcare providers in all 50 states and the District of Columbia. This is an increase of approximately 112,000 healthcare providers over the same period in the prior year. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

          At the end of the fiscal quarter ended September 30, 2002, the number of clients and their customers utilizing the Company's provider network had increased to 237 an increase of 85 clients and customers over the fiscal quarter ended September 30, 2001. Of these amounts, as of September 30, 2002, the Company had access agreements with 28 clients who in turn had 209 customers utilizing Rockport's provider network. This was an increase of 11 clients and 74 customers over the quarter ended September 30, 2001. The Company estimates the number of ultimate beneficiaries, which are employers and insurance companies, of the Company's services and medical cost savings, obtained through the Company's clients is in the thousands. Consequently, the increase in the number of clients and their customers, coupled with an increase in the number of employers and insurance companies who are the ultimate beneficiaries of the Company's network, resulted in an increase in revenue for the six months ended September 30, 2002, of 122% to $1,826,098, an increase of $1,004,351 from
$821,747 for the six months ended September 30, 2001. The Company saved its clients in excess of $15.4 million during the six months ended September 30, 2002, resulting in the significant increase in revenue earned by the Company.

          With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the six months ended September 30, 2002. Those clients were Intracorp which contributed 29.4% of total revenue and Fair Isaac & Co. (formerly HNC Insurance Solutions, Inc.) which contributed 19.6% of total revenue.

          The effective date of the agreement with Intracorp was August 1, 2001, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Intracorp may terminate the agreement for any reason by giving the Company 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company received as a fee from Intracorp a negotiated percentage of the medical cost savings realized by Intracorp for accessing the Company's PPO network.

          The effective date of the agreement with Fair Isaac & Co. was July 28, 1999, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Either party may terminate the agreement for any reason by giving the other party 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company received as a fee from Fair Isaac & Co. a negotiated percentage of the medical cost savings realized by Fair Isaac & Co. for accessing the Company's PPO network.

          The agreements the Company has with its clients can be terminated with short-term notice, which is normal within the industry the Company operates, and there can be no assurance that a current major client of the Company will continue to be a major client in the future. The Company is continuing to add new clients and customers of its existing clients and believes revenue will continue to increase as it implements these new clients and customers.

          Cost of sales. The Company's cost of sales consists primarily of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales increased by $234,623, or 99%, from $237,901 during the six months ended September 30, 2001, to $472,524 during the six months ended September 30, 2002. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the six months ended September 30, 2002, cost of sales were comprised of network access fees of $380,536, sales commissions to non-employee sales personnel of $55,469 and commission overwrites of $36,519.

          A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. The Company issued 8,808 shares of its restricted common stock during the six months ended September 30, 2002, for this bonus which was valued at $2,422. Additionally, for the six months ended September 30, 2002, these two individuals earned sales commissions in the aggregate of $10,291. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the six months ended September 30, 2002, Bannon earned $36,519.

          Gross profit. The Company's gross profit increased by $769,728, or 132%, from $583,846 during the six months ended September 30, 2001, to $1,353,574 during the six months ended September 30, 2002. Gross profit as a percentage of revenue increased from 71% during the six months ended September 30, 2001, to 74% during the six months ended September 30, 2002. The increase in gross profit was attributable to the increase in revenue and a slight improvement in gross profit as a percentage of revenue.

          Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $101,402, or 8%, from $1,205,113 during the six months ended September 30, 2001, to $1,103,711 during the six months ended September 30, 2002. Payroll and related expenses decreased from $859,508 during the six months ended September 30, 2001, to $782,345, or 9%, during the six months ended September 30, 2002. The Company eliminated three positions during October 2001, which benefit was realized during the six-month period ended
September 30, 2002. Other components of selling, general and administrative expenses when compared to the six months ended September 30, 2001, were a decrease in office administration expenses of $9,838, decreases in professional fees of $12,721 and decreases in other expenses of $1,680.

          Depreciation and amortization. Depreciation and amortization decreased by $1,376, or 7%, from $19,448 during the six months ended September 30, 2001, to $18,072 during the six months ended September 30, 2002.

          Interest expense. Interest expense increased by $27,716, or 100%, from $27,654 for the six months ended September 30, 2001, to $55,370 for the six months ended September 30, 2002. The Company has issued $600,000 of three-year 10% convertible subordinated unsecured notes due June and October 2004. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due April 1, 2004. The increase in borrowings has resulted in the increase in interest expense. The Company anticipates interest e xpense will increase in the future as a result of these notes.

          Net income. The Company had net income for the six months ended September 30, 2002, of $176,421, or $0.01 per share (basic and diluted), compared with a net loss of $668,369, or $0.05 per share (basic and diluted), for the six months ended September 30, 2001. The net income for the six months ended September 30, 2002, is a result of increased revenue and gross profit resulting from increased utilization of the Company's PPO network by its clients and their customers.

LIQUIDITY  AND  CAPITAL  RESOURCES

          The following summary table presents comparative cash flows of the Company for the six-month periods ended September 30, 2002 and 2001:

                                                         September 30,
                                                     ---------------------
                                                       2002        2001
                                                     ---------  ----------
          Net cash used in operating activities      $(36,706)  $(494,310)
          Net cash used in investing activities      $ (7,838)  $  (7,453)
          Net cash provided by financing activities  $ 15,000   $ 507,857

Six  Months  Ended  September  30,  2002  to Six Months Ended September 30, 2001
--------------------------------------------------------------------------------

          Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis as cash becomes available. Net cash used in operating activities for the six months ended September 30, 2002, was $36,706 compared with net cash used in operating activities of $494,310 for the six months ended September 30, 2001. The Company collected an account receivable on October 1, 2002 totaling $115,425 relating to August 2002. This receivable normally would have been collected in September which would have provided the Company with operating cash flow for the six months ended September 30, 2002 of $78,719. Based upon net cash used in operating activities of $36,706, this was an improvement of $457,604 over the prior year six-month period. The primary components of net cash used in operating activities for the 2002 period were net income of $176,421, non-cash charges of $27,602, and increases in accounts payable and other current liabilities of $29,954 and $162,780, respectively, which was partially offset by an increase in accounts receivable of $421,395, increases in prepaid items of $8,118 and decreases in amounts due to directors, officers and employees of $3,950. During the 2001 period, the Company issued $500,000 principal amount of its three-year 10% convertible subordinated unsecured notes, made repayments of existing notes of $15,476 and sold common stock and raised $23,333 representing the decrease in the current six-month period of cash provided by financing activities.

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

          On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due April 1, 2004. On June 30, 2002, the Company renegotiated the terms of the note and added $93,000 of accrued legal fees due to the director and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. During the six months ended September 30, 2002, the Company made principal payments on an existing note to a shareholder totaling $15,000. Management believes that the necessary funding to implement the Company's business plan has been obtained. However, if the Company requires additional funding, it will be dependent upon external sources of best efforts financing or loans from its officers, directors and shareholders.

          Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At September 30, 2002, the Company had available cash in non-restrictive accounts of $13,093 and positive working capital of $143,681. The Company has experienced a significant growth in revenue from the utilization of its PPO network by its clients and their customers. Revenue has increased 122% from $821,747 for the six months ended September 30, 2001, to $1,826,098 for the six months ended September 30, 2002. Furthermore, when compared to the quarter ended June 30, 2002, current quarter revenue has increased 5% from $890,916 to $935,182. The Company believes this growth of revenue will continue into the future based upon the increased business its current clients have been experiencing and new potential clients the Company has identified.

          The Company's independent auditors have raised a going concern issue in Note 6 to the Company's financial statements included elsewhere herein. Currently, the Company is generating positive cash flow from operations and believes sufficient cash flow will be available during the fiscal year ending March 31, 2003, to satisfy its short-term obligations. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.

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

          In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

          In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

Item 3.   Controls  and  Procedures

          With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on November 7, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002. Subsequent to November 7, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                          PART II     OTHER INFORMATION

Item 1.   Legal  Proceedings  -  None

Item 2.   Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

          Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2002, that were not registered under the Securities Act.

          On September 30, 2002, under the terms of a written contract executed by the Company, the Company issued 4,404 shares of common stock to Mike Catala in consideration of marketing services valued at $1,211 pursuant to the exemption provided by Section 4(2) of the Securities Act.

          On September 30, 2002, under the terms of a written contract executed by the Company, the Company issued 4,404 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $1,211 pursuant to the exemption provided by Section 4(2) of the Securities Act.

          The above transactions were completed pursuant to Section 4(2) of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

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

Item 3.   Defaults  Upon  Senior  Securities  -  None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders:

          At the annual meeting of shareholders on October 9, 2002, the following proposals were voted upon:

          Concerning Election of Directors:

          Nominees         Votes Cast For  Withheld
          ---------------  --------------  --------
          John K. Baldwin       9,162,731     3,800
          Harry M. Neer         9,162,731     3,800
          Larry K. Hinson       9,162,731     3,800
          Eric H. Kolstad       9,162,631     3,900

          Concerning the Increase in the Number of Authorized Shares from 20,000,000 to 50,000,000:

                                                                 Votes Cast For  Votes Cast Against  Abstentions
                                                                 --------------  ------------------  -----------
Increase in Authorized
    Shares                                                            9,023,646             138,750        4,135


Concerning the Ratification of the Amended and Restated Bylaws:

                                                                 Votes Cast For  Votes Cast Against  Abstentions
                                                                 --------------  ------------------  -----------
Ratification of Amended
    And Restated Bylaws                                               7,672,692             133,000        1,640

Concerning Approval of the 2002 Stock Option Plan:

                                                                 Votes Cast For  Votes Cast Against  Abstentions
                                                                 --------------  ------------------  -----------
2002 Stock Option Plan                                                7,807,242             139,320        6,298

Concerning Ratification of Independent Auditors

                                                                 Votes Cast For  Votes Cast Against  Abstentions
                                                                 --------------  ------------------  -----------
Hein + Associates                                                     9,151,721               3,697       11,113

Item 5.   Other Information  -  None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit  No.        Description
------------        -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
4.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration
                    Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.2 Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16, 1998 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3, 2002)
4.3 Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002 (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.4 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.5 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.6 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.8                2000  Long-Term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.9 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.10 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.11 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.12 Network Access Agreement with EOS Group, Inc. (formerly Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.13 Workers' Compensation Master Preferred Client Agreement with Beyond Benefits dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)

10.14 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
10.15 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors
21.1                Subsidiaries  of  Registrant  (incorporated  by reference to
                    Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)

November 14, 2002               /s/  Larry K. Hinson
                                ------------------------------------------------
                                Larry K. Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly authorized officer)

I,  Harry  M.  Neer,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Rockport Healthcare Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002



/s/  Harry M. Neer
--------------------
Harry M. Neer,
Chief Executive Officer

I,  Larry  K.  Hinson,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Rockport Healthcare Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002



/s/  Larry K. Hinson
----------------------
Larry K. Hinson,
Chief Financial Officer