Form 10KSB/A
period 2002-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2002-11-27
CIK 919606

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

     The  Company's  independent  auditors  have raised a going concern issue in
Note 7 to the Company's financial statements included elsewhere herein. Currently, the Company is generating positive cash flow from operations and believes sufficient cash flow will be available during the fiscal year ending March 31, 2003, to satisfy its short-term obligations. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.

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

                              ROCKPORT  HEALTHCARE  GROUP,  INC.

                              By:   /s/ Larry K. Hinson
                                 ---------------------------------------------
                              Larry K. Hinson, Principal Accounting Officer, Chief Financial Officer, Secretary and Treasurer


                              Date:  November  27, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                        Date
        ---------                         -----                        ----



/s/ John K. Baldwin               Chairman of the Board        November 27, 2002
----------------------
John K. Baldwin

/s/  Harry  M.  Neer              President, Chief Executive   November 27, 2002
--------------------              Officer and Director
Harry  M.  Neer

/s/  Larry  K. Hinson             Secretary, Chief Financial   November 27, 2002
---------------------             Officer, Treasurer and
Larry  K.  Hinson                 Director

/s/  Eric  H.  Kolstad            Director                     November 27, 2002
----------------------
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