Form 10QSB/A
period 2002-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2002-11-27
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          FORM 10-QSB/A FIRST AMENDMENT

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

     On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due April 1, 2004. On June 30, 2002, the Company renegotiated the terms of the note and added $93,000 of accrued legal fees and $34,493 of accrued overwrite fees to the principal amount of the note. In addition to the preceding, the Company borrowed $7,500 against a note due to a shareholder, which note is due on April 1, 2004. Management believes that the necessary funding to implement the Company's business plan has been obtained. However, at the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flow from operations, it will be dependent upon external sources of best efforts financing or loans from its officers, directors and shareholders.

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

     The  Company's  independent  auditors  have raised a going concern issue in
Note 6 to the Company's financial statements included elsewhere herein. Currently, the Company is generating positive cash flow from operations and believes sufficient cash flow will be available from operations to satisfy its short-term obligations. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.

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

Item 4.     Submission  of  Matters  to  a  Vote  of  Security  Holders  - None

Item 5.     Other  Information  -  None

Item 6.   Exhibits  and  Reports  on  Form  8-K

          (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit No.    Description
-----------    -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)

3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)

3.2 Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3, 2002)

3.3 Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002 (incorporated by reference to
               Exhibit 4.3 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)

3.4 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)

4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)

4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)

10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)

10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)

10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)

10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)

10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)

10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)

10.7           Lease  Agreement  at  50  Briar  Hollow Lane, Suite 515W Houston,
               Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)

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

ROCKPORT  HEALTHCARE  GROUP,  INC.
(Registrant)

November 27, 2002             /s/  Larry K. Hinson
                              ------------------------------------------------
                              Larry K. Hinson
                              Chief Financial and Principle Accounting Officer
                              (Duly authorized officer)