Form 10KSB/A
period 2002-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2003-01-03
CIK 919606

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

     The healthcare providers selected by the Company for its PPO network are selected on the basis of their clinical qualifications, type of specialty and their adherence to industry standards of care and service. The Company ensures that the healthcare providers are geographically appropriate, readily accessible and consumer friendly. The Company has increased the number of healthcare providers that are a part of its PPO network which currently consists of in excess of 262,000 physicians, hospitals and ancillary and allied healthcare providers in all 50 states and the District of Columbia. The Company has also entered into agreements with various national, state and regional networks, which the Company considers its network partners, to be accessed in those states or geographic areas where the Company requires additional coverage for its clients. The Company has entered into an agreement with Beyond Benefits, a national PPO network, to be utilized in those states or areas where the Company has not begun development of its own network. Under the terms of the agreement, the Company has access to the preferred provider organization of contracted healthcare providers of Beyond Benefits who have agreed to provide healthcare services to eligible employees and insureds of Beyond Benefits in exchange for discounted rates. The agreement allows the Company's clients' employees and insureds to utilize the discounted rates which Beyond Benefits has negotiated with its contracted healthcare providers. The Company or its clients are to direct or encourage the injured employee to utilize the healthcare providers within Beyond Benefits' PPO network. As compensation to Beyond Benefits for allowing the Company's clients to access their PPO network, Beyond Benefits earns a percentage of the savings realized when an injured employee is treated by a Beyond Benefits contracted healthcare provider. The effective date of the agreement was July 1, 2000, and automatically renews for successive one-year periods thereafter unless either party gives the other party written notice of non-renewal at least sixty days prior to the end of the then current term. The agreement may be terminated by either party without cause on ninety days prior written notice to the other party. Either party may terminate the agreement in the event of a material breach by the other party by providing sixty days prior written notice of termination.

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

     The Company has developed a product as a healthcare provider locator tool custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This product is an aid to the Company's clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company's PPO network. This product can be accessed from the Company's web site or can be placed on a CD for the client. The Company has not applied for a patent on this product.

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

     The Company had two clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2002. Those clients were the TASB Risk Management Fund ("TASB"), representing in excess of 400 school districts within the State of Texas, which contributed 14.4% of total revenue and EOS Group, Inc. (formerly Foundation Health Medical Research Management, Inc. aka Reviewco) ("EOS") which provided 13.5% of the Company's revenue. The effective date of the agreement with TASB was August 29, 2000, for a period of one year with automatic one year renewals unless terminated as set forth in the agreement. The agreement may be terminated with or without cause by giving the other party 90 days prior written notice of their intent to terminate. In the event of breach of the agreement by either party, the other party will furnish written notice of said breach and if the breach is not remedied within 30 days of said written notice, the agreement will terminate immediately. The Company received as a fee from TASB a negotiated percentage of the medical cost savings realized by TASB for accessing the Company's PPO network. The effective date of the agreement with EOS was September 1, 1999, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. The agreement may be terminated without cause by giving the other party 180 days prior written notice of their intent to terminate. The agreement may also be terminated as of any other date mutually agreed to in writing by the parties, may be terminated immediately if either party materially defaults in the performance of a provision of the agreement and such default continues for a period of fifteen days after written notice is given to the defaulting party or if certain conditions of non-performance apply. The Company received as a fee from EOS a negotiated percentage of the medical cost savings realized by EOS for accessing the Company's PPO network.


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


     The Company has developed a product as a healthcare provider locator tool custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This product is an aid to the Company's clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company's PPO network. This product can be accessed from the Company's web site or can be placed on a CD for the client. The Company has not applied for a patent on this product.


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

     At the end of the fiscal year ended March 31, 2002, the number of clients and their customers utilizing the Company's provider networks had increased to 216, an increase of 85 clients and their customers over the fiscal year ended March 31, 2001. The Company estimates the number of ultimate beneficiaries, which are employers, of the Company's services and medical cost savings, obtained through the Company's clients is in the thousands. Consequently, the increase in the number of clients and their customers, coupled with an increase in the number of employers who are the ultimate customers of the Company's clients, resulted in an increase in revenue by $700,427, or 64%, from $1,091,288 for the year ended March 31, 2001, to $1,791,715 for the year ended March 31, 2002. The Company saved its clients in excess of $13 million during the year ended March 31, 2002, resulting in the significant increase in revenue earned by the Company. With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2002. Those clients were the Texas Association of School Boards, representing in excess of 400 school districts within the State of Texas, which contributed 14.4% of total revenue and EOS Group, Inc. (formerly Foundation Health Medical Research Management, Inc. aka Reviewco) which provided 13.5% of the Company's revenue. For the fiscal fourth quarter ended March 31, 2002, total revenue increased by $139,906, or 31%, from $444,426 during the fiscal quarter ended March 31, 2001, to $584,332. The Company is continuing to add new clients and their customers of its existing clients and believes revenue will continue to increase as it implements these new clients and customers.

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

     Capital resources. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low ask stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. Of the three-year 10% convertible subordinated unsecured notes, the Company has issued notes to a director and a former director in the aggregate amount of $350,000 and an individual in the amount of $250,000, for total borrowings of $600,000. $500,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004 and $100,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.325 per share anytime prior to October 2004. The conversion price of $.325 was determined by the average of the high bid ($.36) and low ask ($.29) stock quotations on the date of funding. The conversion price of $.36 was determined by the average of the high bid ($.39) and low ask ($.33) stock quotations on the dates of funding. As a result, there are no beneficial conversion features associated with these notes. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000, each from a director of the Company. This note accrues interest at 10% per annum and both principal and interest are due December 31, 2002. Management believes that the necessary funding to implement the Company's business plan has been obtained. However, at the present time, the Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate significant cash flow from operations, it will be dependent upon external sources of best efforts financing or loans from its officers, directors and shareholders.

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

     The  Company's  independent  auditors  have raised a going concern issue in
Note 7 to the Company's financial statements included elsewhere herein. As previously stated, at March 31, 2002, the Company had negative working capital of $294,997. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000, each from a director of the Company. This note accrues interest at 10% per annum and both principal and interest were due December 31, 2002. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees due to the director and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. For fiscal 2003 the Company expects to have monthly cash operating expenses of approximately $185,000. Currently, the Company is generating positive cash flow from operations and coupled with the extension of the due date of the aforementioned note due to a director, believes sufficient cash flow will be available during the next twelve months to satisfy its short-term obligations. As such, the Company does not anticipate the need for additional external financing to fund operations for fiscal 2003. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.


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

Note 10.  Significant Concentration

     The Company had two clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2002. Those clients were the Texas Association of School Boards, representing in excess of 400 school districts within the State of Texas, which contributed 14.4% of total revenue and EOS Group, Inc. (formerly Foundation Health Medical Research Management, Inc. aka Reviewco) which provided 13.5% of the Company's revenue. The Company had two clients, each which had in excess of 10% of the Company's accounts receivable balance at March 31, 2002. These two clients represented 33% and 17%, respectively, of the Company's accounts receivable balance.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The  following exhibits of the Company are included herein.

Exhibit  No.        Description
------------        -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2 Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3, 2002)
3.3                 Bylaws of Registrant (incorporated by reference to Exhibit
                    3.2 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with William W. Wollenberg (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.7 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.8                2000 Long-Term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.9 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.10 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.11 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
23.1                Consent of Hein + Associates, LLP

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


                              Date:  January 3, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                        Date
        ---------                         -----                        ----



/s/ John K. Baldwin               Chairman of the Board        January 3, 2003
----------------------
John K. Baldwin

/s/  Harry  M.  Neer              President, Chief Executive   January 3, 2003
--------------------              Officer and Director
Harry  M.  Neer

/s/  Larry  K. Hinson             Secretary, Chief Financial   January 3, 2003
---------------------             Officer, Treasurer and
Larry  K.  Hinson                 Director

/s/  Eric  H.  Kolstad            Director                     January 3, 2003
----------------------
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