Form 10QSB/A
period 2002-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2003-01-03
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          FORM 10-QSB/A (SECOND AMENDMENT)

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


                                                                         Page No.
                                                                         -------
PART I  FINANCIAL INFORMATION
        Item 1.   Financial Statements

                  Consolidated Balance Sheets                                3
                    June 30, 2002  (unaudited) and March 31, 2002

                  Consolidated Statements of Operations (unaudited)          4
                    Three Months Ended June 30, 2002 and 2001

                  Consolidated Statement of Changes in Shareholders'         5
                    Equity (Deficit) Three Months Ended June 30, 2002
                    (unaudited) and Year Ended March 31, 2002

                  Consolidated Statements of Cash Flows (unaudited)          6
                    Three Months Ended June 30, 2002 and 2001

                  Notes to Unaudited Consolidated Financial Statements       7

        Item 2.   Management's Discussion and Analysis of Results of        13
                    Operations and Financial Condition


PART II OTHER INFORMATION

        Item 1.   Legal Proceedings                                         20

        Item 2.   Changes in Securities and Use of Proceeds                 20

        Item 3.   Defaults Upon Senior Securities                           20

        Item 4.   Submission of Matters to a Vote of Security Holders       20

        Item 5.   Other Information                                         20

        Item 6.   Exhibits and Reports on Form 8-K                          21

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

     With respect to the source of the Company's revenue, the Company had three clients, each which provided more than 10% of the Company's revenue for the quarter ended June 30, 2002. Those clients were Intracorp which contributed 27% of total revenue, HNC Insurance Solutions, Inc. ("HNCIS") which contributed 17% of total revenue and EOS Group, Inc. (formerly Foundation Health Medical Research Management, Inc. aka Reviewco) ("EOS") which contributed 12% of the Company's revenue.

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

Quarter Ended June 30, 2002 to Quarter Ended June 30, 2001
----------------------------------------------------------

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

     The  Company's  independent  auditors  have raised a going concern issue in
Note 6 to the Company's financial statements included elsewhere herein. At March 31, 2002, the Company had negative working capital of $294,997. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000, each from a director of the Company. This note accrues interest at 10% per annum and both principal and interest were due December 31, 2002. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees due to the director and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. At June 30, 2002, the Company had positive working capital of $42,211. For fiscal 2003 the Company expects to have monthly cash operating expenses of approximately $185,000. Currently, the Company is generating positive cash flow from operations and coupled with the extension of the due date of the aforementioned note, believes sufficient cash flow from operations during the next twelve months will be available to satisfy its short-term obligations. As such, the Company does not anticipate the need for additional external financing to fund operations for fiscal 2003. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.

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

10.12 Network Access Agreement with EOS Group, Inc. (formerly Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999 (incorporated by reference to Exhibit
               10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)

10.13 Workers' Compensation Master Preferred Client Agreement with Beyond Benefits dated July 1, 2000 (incorporated by reference to
               Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)

10.14 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)

10.15 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-QSB, dated November 14, 2002)

21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
               2000)

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

ROCKPORT  HEALTHCARE  GROUP,  INC.
(Registrant)

January 3, 2003               /s/  Larry K. Hinson
                              ------------------------------------------------
                              Larry K. Hinson
                              Chief Financial and Principle Accounting Officer
                              (Duly authorized officer)

I,  Harry  M.  Neer,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB (SECOND AMENDMENT) of Rockport Healthcare Group, Inc.;

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


Date:  January 3, 2003



/s/  Harry M. Neer
------------------
Harry M. Neer,
Chief Executive Officer

I,  Larry  K.  Hinson,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB (SECOND AMENDMENT) of Rockport Healthcare Group, Inc.;

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


Date:  January 3, 2003



/s/  Larry K. Hinson
----------------------
Larry K. Hinson,
Chief Financial Officer