Form 10QSB/A
period 2002-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2003-01-03
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                        FORM 10-QSB/A (FIRST AMENDMENT)

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

          At the end of the fiscal quarter ended September 30, 2002, the number of clients and their customers utilizing the Company's provider network had increased to 237 an increase of 85 clients and customers over the fiscal quarter ended September 30, 2001. Of these amounts, as of September 30, 2002, the Company had access agreements with 28 clients who in turn had 209 customers utilizing Rockport's provider network. This was an increase of 11 clients and 74 customers over the quarter ended September 30, 2001. For the quarter ended June 30, 2002, the Company had access agreements with 25 clients who in turn had 230 customers utilizing Rockport's provider network. This was an increase of 3 clients and a decrease of 21 customers. When compared to the quarter ended June 30, 2002, current quarter revenue increased by 5%. The Company does not believe the decrease of 21 customers is material. The Company estimates the number of ultimate beneficiaries, which are employers and insurance companies, of the Company's services and medical cost savings, obtained through the Company's clients is in the thousands. Consequently, the increase in the number of clients and their customers, coupled with an increase in the number of employers and insurance companies who are the ultimate beneficiaries of the Company's network, resulted in an increase in revenue for the six months ended September 30, 2002, of 122% to $1,826,098, an increase of $1,004,351 from $821,747 for the six months ended September 30, 2001. The Company saved its clients in excess of $15.4 million during the six months ended September 30, 2002, resulting in the significant increase in revenue earned by the Company.

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

          A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. The Company issued 17,150 shares of its restricted common stock during the six months ended September 30, 2002, for this bonus which was valued at $5,730. Additionally, for the six months ended September 30, 2002, these two individuals earned sales commissions in the aggregate of $24,379. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the six months ended September 30, 2002, Bannon earned $36,519.

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

Six Months Ended September 30, 2002 to Six Months Ended September 30, 2001
--------------------------------------------------------------------------

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

          The Company's independent auditors have raised a going concern issue in Note 6 to the Company's financial statements included elsewhere herein. At March 31, 2002, the Company had negative working capital of $294,997. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000, each from a director of the Company. This note accrues interest at 10% per annum and both principal and interest were due December 31, 2002. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees due to the director and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. At September 30, 2002, the Company had positive working capital of $143,681. For fiscal 2003 the Company expects to have monthly cash operating expenses of approximately $185,000. Currently, the Company is generating positive cash flow from operations and coupled with the extension of the due date of the aforementioned note, believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. As such, the Company does not anticipate the need for additional external financing to fund operations for fiscal 2003. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.

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

Item 3.   Controls  and  Procedures

          With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on November 7, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB (First Amendment) for the quarterly period ended September 30, 2002. Subsequent to November 7, 2002, through the date of this filing of Form 10-QSB (First Amendment) for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 5.   Other Information

                           INDEMNIFICATION AGREEMENTS

          In October 2002, the Company entered into indemnification agreements with each of its directors and executive officers. The Company has agreed to indemnify each of these individuals against claims arising out of events or occurences related to that individual's service as an agent for the Company or subsidiary except to the extent any claim arises from conduct that was not in good faith and in a manner the individual reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, there was no reasonable cause to believe such conduct was unlawful.

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
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.9 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.10 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.11 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.12 Network Access Agreement with EOS Group, Inc. (formerly Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.13 Workers' Compensation Master Preferred Client Agreement with Beyond Benefits dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)

10.14 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
10.15 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB dated November 14, 2002)
21.1                Subsidiaries  of  Registrant  (incorporated  by reference to
                    Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

I,  Harry  M.  Neer,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB (First Amendment) of Rockport Healthcare Group, Inc.;

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


Date:  January 3, 2003



/s/  Harry M. Neer
--------------------
Harry M. Neer,
Chief Executive Officer

I,  Larry  K.  Hinson,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB (First Amendment) of Rockport Healthcare Group, Inc.;

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