Form 10QSB
period 2002-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2003-02-14
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d) OF THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  December 31, 2002

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                   33-0611497
----------------------------------------  --------------------------------------
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

                             Yes [X]         No [_]
                                 ---

     As of February 14, 2003, there were outstanding 13,452,296 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]
     ---------------------------------------------------------------------------

                                ROCKPORT HEALTHCARE GROUP, INC.
                                    INDEX TO FORM 10-QSB
                                      DECEMBER 31, 2002

                                                                                    Page No.
                                                                                    --------
PART I    FINANCIAL INFORMATION

          Item 1.      Financial Statements

                       Condensed Consolidated Balance Sheets                           3
                        December 31, 2002  (unaudited) and March 31, 2002

                       Condensed Consolidated Statements of Operations (unaudited)     4
                        Three and Nine Months Ended December 31, 2002 and 2001

                       Condensed Consolidated Statement of Changes in Shareholders'    5
                        Equity (Deficit) Nine Months Ended December 31, 2002
                       (unaudited) and Year Ended March 31, 2002

                       Condensed Consolidated Statements of Cash Flows (unaudited)     6
                        Nine Months Ended December 31, 2002 and 2001

                       Notes to Unaudited Consolidated Financial Statements            7

          Item 2.      Management's Discussion and Analysis of Results of              13
                        Operations and Financial Condition

          Item 3.      Controls and Procedures                                         19

PART II   OTHER INFORMATION

          Item 1.      Legal Proceedings                                               20

          Item 2.      Changes in Securities and Use of Proceeds                       20

          Item 3.      Defaults Upon Senior Securities                                 20

          Item 4.      Submission of Matters to a Vote of Security Holders             20

          Item 5.      Other Information                                               20

          Item 6.      Exhibits and Reports on Form 8-K                                21

                         PART I.  FINANCIAL INFORMATION

Item  1.     FINANCIAL  STATEMENTS

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                         AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,    March 31,
                                                                           2002           2002
                                                                      ----------------------------
                                    ASSETS                               (Unaudited)
Current assets:
    Cash                                                              $     118,367   $    42,637
    Accounts receivable, net of allowance of $20,000 at December 31
      and March 31, 2002                                                    864,239       512,388
    Prepaid expenses                                                          7,612           645
                                                                      ----------------------------
        Total current assets                                                990,218       555,670
                                                                      ----------------------------
Property and equipment:
    Office furniture and equipment                                           40,197        38,704
    Computer equipment and software                                         111,945        98,314
    Telephone equipment                                                      15,734        15,734
                                                                      ----------------------------
                                                                            167,876       152,752
    Less accumulated depreciation                                          (107,330)      (90,032)
                                                                      ----------------------------
        Net property and equipment                                           60,546        62,720
                                                                      ----------------------------
Other assets:
    Deposits                                                                  9,038         9,038
    Intangible assets, net                                                   88,968        99,269
                                                                      ----------------------------
                                                                             98,006       108,307
                                                                      ----------------------------
Total assets                                                          $   1,148,770   $   726,697
                                                                      ============================

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term debt                                                   $          --   $   100,000
    Accounts payable, trade                                                 353,349       307,278
    Due to directors, officers and employees                                 33,419       151,664
    Other current liabilities                                               414,302       291,725
                                                                      ----------------------------
        Total current liabilities                                           801,070       850,667
                                                                      ----------------------------
Long-term debt                                                            1,017,842       767,849
                                                                      ----------------------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      13,452,296 and 13,387,870 shares issued and outstanding at
      December 31 and March 31, 2002, respectively                           13,452        13,387
    Additional paid-in capital                                            6,268,029     6,243,613
    Accumulated deficit                                                  (6,951,623)   (7,148,819)
                                                                      ----------------------------
         Total shareholders' deficit                                       (670,142)     (891,819)
                                                                      ----------------------------
Total liabilities and shareholders' equity (deficit)                  $   1,148,770   $   726,697
                                                                      ============================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                     ROCKPORT  HEALTHCARE  GROUP,  INC.
                                             AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                     For the Three Months Ended  For the Nine Months Ended
                                                            December 31,               December 31,
                                                      ----------------------------------------------------
                                                         2002          2001         2002          2001
                                                      ----------------------------------------------------
Revenue                                               $   980,816  $   385,636   $ 2,806,914  $ 1,207,383
Cost of sales                                             289,821       80,962       762,345      318,863
                                                      ----------------------------------------------------
        Gross profit                                      690,995      304,674     2,044,569      888,520
                                                      ----------------------------------------------------
Operating expenses:
  Selling, general and administrative expenses:
      Payroll and related expenses                        454,280      406,840     1,236,625    1,266,348
      Office administration                                82,875       77,472       249,301      253,736
      Professional services                                73,329       35,112       204,497      179,001
      Non-cash compensation  associated with
        issuance of stock warrants to a third party            --      345,000            --      345,000
      Other                                                21,057       13,545        44,829       38,997
                                                      ----------------------------------------------------
  Total selling, general and administrative               631,541      877,969     1,735,252    2,083,082
  Depreciation and amortization                             9,527        9,723        27,599       29,171
                                                      ----------------------------------------------------
        Total operating expenses                          641,068      887,692     1,762,851    2,112,253
                                                      ----------------------------------------------------

Income (loss) from operations                              49,927     (583,018)      281,718   (1,223,733)
Interest, net                                              29,152       20,345        84,522       47,999
                                                      ----------------------------------------------------
Net income (loss)                                     $    20,775  $  (603,363)  $   197,196  $(1,271,732)
                                                      ====================================================

Net income (loss) per share:
    Basic                                             $      0.00       ($0.05)  $      0.01       ($0.10)
                                                      ====================================================
    Diluted                                           $      0.00       ($0.05)  $      0.01       ($0.10)
                                                      ====================================================

Weighted average number of common
    shares outstanding:
    Basic                                              13,416,572   13,301,145    13,403,565   13,225,601
                                                      ====================================================
    Diluted                                            18,238,283   13,301,145    18,238,283   13,225,601
                                                      ====================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                       ROCKPORT  HEALTHCARE  GROUP,  INC.
                                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                   FOR THE YEAR ENDED MARCH 31, 2002 AND NINE MONTHS ENDED DECEMBER 31, 2002


                                                                                                     Total
                                              Common Stock          Additional                   Shareholders'
                                        -------------------------    Paid-in       Accumulated      Equity
                                           Shares       Amount       Capital         Deficit       (Deficit)
                                        ----------------------------------------------------------------------
Balances March 31, 2001                   12,997,822  $    12,997  $  5,791,458  $   (5,759,646)  $    44,809
Stock issued for cash                        111,371          112        23,221              --        23,333
Stock issued for services                    273,555          273        82,428              --        82,701
Stock warrants issued for services                --           --       345,000              --       345,000
Stock issued for employee expenses             5,122            5         1,506              --         1,511
Net loss                                          --           --            --      (1,389,173)   (1,389,173)
                                        ----------------------------------------------------------------------
Balances March 31, 2002                   13,387,870       13,387     6,243,613      (7,148,819)     (891,819)
Stock issued for services (unaudited)         64,426           65        24,416              --        24,481
Net income (unaudited)                            --           --            --         197,196       197,196
                                        ----------------------------------------------------------------------
Balances December 31, 2002 (unaudited)    13,452,296  $    13,452  $  6,268,029  $   (6,951,623)  $  (670,142)
                                        ======================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                              ROCKPORT  HEALTHCARE  GROUP,  INC.
                                       AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                         (UNAUDITED)

                                                                        2002         2001
                                                                     ------------------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                $ 197,196   $(1,271,732)
    Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
        Depreciation                                                    17,298        18,870
        Amortization                                                    10,301        10,301
        Issuance of stock for services                                  24,481        71,084
        Stock warrants issued for services                                  --       345,000
        Changes in assets and liabilities:
            Accounts receivable - trade                               (351,851)     (117,811)
            Prepaid expenses                                            (6,967)       15,378
            Accounts payable                                            46,071        72,940
            Due to directors, officers and employees                     9,248        94,360
            Other current liabilities                                  122,577        90,391
                                                                     ------------------------
Cash provided by (used in) operating activities                         68,354      (671,219)
                                                                     ------------------------

Investing activities:
    Purchase of fixed assets                                           (15,124)       (7,453)
                                                                     ------------------------

Financing activities:
    Proceeds from sale of stock                                             --        23,333
    Proceeds from notes payable                                         22,500       650,000
    Repayment of notes payable                                              --       (23,659)
                                                                     ------------------------
Cash provided by financing activities                                   22,500       649,674
                                                                     ------------------------
Net increase (decrease) in cash                                         75,730       (28,998)
Cash and cash equivalents, beginning of period                          42,637        66,722
                                                                     ------------------------
Cash and cash equivalents, end of period                             $ 118,367   $    37,724
                                                                     ========================


Supplemental cash flow information:
    Interest paid                                                    $  22,500   $    14,094
                                                                     ========================

Non-cash transactions:
    Transfer of amounts due to a director to notes payable           $ 127,493   $        --
                                                                     ========================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


Note 1.  Description  of  Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2002, the results of operations for the three and nine-month periods ended December 31, 2002 and 2001, and the cash flows for the nine-month period ended December 31, 2002 and 2001.


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A (Third Amendment) for the year ended March 31, 2002, previously filed with the Securities and Exchange Commission.

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

     Rockport has contracts with healthcare providers and/or network partners in all fifty states and the District of Columbia. Currently, the Company has in excess of 283,000 healthcare providers nationwide that serve its clients and customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

     As  of  December 31, 2002, the Company had three wholly owned subsidiaries:
Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. RCN develops and maintains the occupational injuries and illnesses provider network and provides access to the provider network to clients of the Company. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RGT is a business entity which provides support services to RCN and the Company, which include management information services, customer services, doctor and provider referrals, contracting of providers for the Company's network and administration of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

Note  2.  Notes  Payable

          Notes  payable  consist  of  the  following:

                                                                  December 31,  March 31,
                                                                     2002          2002
                                                                  ------------  ----------
Convertible unsecured notes payable to a shareholder, with
  interest payable monthly at 15% per annum.    The
  notes are personally guaranteed by two officers of the
  Company.  On March 31, 2002, the Company renegotiated
  the terms of the notes which were originally convertible
  into Company common stock at an average conversion
  price of $1.50 per share and due April 1, 2003.  The notes are now convertible into Company common stock at any
  time prior to April 1, 2005 at a conversion price of $.36 per share and were due April 1, 2004.  On December 31, 2002,
  the due date of the notes was extended to April 1, 2006.
  The Company issued 150,000 shares of its common stock
  in connection with these notes, the cost of which was
  recorded as loan fees and amortized using the interest yield
  method over the original term of the notes.                    $     190,349  $  167,849
                                                                 -------------  ----------

Unsecured note payable with interest at 8% per annum and
  principal and interest due April 1, 2004.  On December 31,
  2002, the Company renegotiated the due date of the note
  which is now due April 1, 2005.                                      227,493     100,000

Three-year 10% convertible subordinated unsecured notes
  to shareholders due June and October 2004.  Interest is
  either accrued or paid quarterly, as determined by the
  Board of Directors.  The notes are convertible into
  Company common stock at conversion prices ranging from
  .325 to $.36 per share anytime prior to their maturity in
  June and October 2004.  On December 31, 2002, the
  Company renegotiated the terms of $300,000 principal
  amount of these notes with a director of the Company and
  extended the due date and conversion date to April 1,
  2005.                                                                600,000     600,000

                                                                --------------  ----------
Total                                                           $    1,017,842  $  867,849
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

Note  3.  Commitments  and  Contingencies

          One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

          Twelve Months Ending December 31,
          ---------------------------------

           2003                              $231,573
           2004                               231,162
           2005                               104,293
                                             --------
                  Total                      $567,028
                                             ========

     One of the Company's subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the Company's reverse merger.

     Mr. Baldwin, a director of the Company, has an agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2002. During the year ended March 31, 2002, Mr.
Baldwin earned $78,000 from this agreement and during the nine-month period ended December 31, 2002, Mr. Baldwin earned $54,000 from this agreement. Mr. Baldwin had a consulting agreement with the Company effective April 1, 2001, whereby he was to perform various management services for the Company and earned a consulting fee equal to a two percent (2%) overwrite on the gross fees earned of the Company's workers' compensation network. During the year ended March 31, 2002, Mr. Baldwin earned $34,493 from this agreement. This agreement had a one-year term and automatically renewed for one-year periods thereafter unless either party terminated the agreement within thirty days prior to the end of any annual period. This agreement was not renewed.

     On November 26, 2001 and on January 9, 2002, the Company borrowed $50,000 and $50,000, respectively, from Mr. Baldwin on a short-term note due June 30, 2002 at an annual interest rate of 8%. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees and $34,493 of accrued overwrite fees due to Mr. Baldwin to the principal amount of the note and increased the aforementioned legal fees to a minimum of $6,500 per month effective July 1, 2002. On December 31, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005.

Note  4.     Stock  Options  and  Warrants

     Stock  Options

     On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2002 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2002, incentive stock options to purchase 593,400 shares exercisable at prices ranging from $.19 to $.23 per share that vest over a three-year period had been granted. None of these stock options were exercisable as of December 31, 2002. No non-qualified stock options have been granted under the 2002 Plan.

     On December 7, 2000, the Board of Directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). On September 5, 2001, the 2000 Plan was approved by the shareholders of the Company. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. On August 7, 2002, in accordance with the 2000 Long-term Incentive Plan, the Board of Directors approved the granting of 151,600 incentive stock options at an exercise price of $.23 per share that vest over a three-year period. The exercise price on the date of grant was determined as the mean between the bid ($0.18) and asked ($0.28) prices. As of December 31, 2002, incentive stock options to purchase 948,000 shares exercisable at prices ranging from $.23 to $.50 per share that vest over a three-year period had been granted. Of this amount, 430,934 were exercisable as of December 31, 2002. As of December 31, 2002, nonqualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable had been granted.

     Stock  Warrants

     During the fiscal year ended March 31, 2000, the Company sold warrants to purchase 70,128 shares of restricted common stock of the Company at any time until September 1, 2002, at a price of $1.75 per share. The warrants were sold for $.25 per share and expired on September 1, 2002.

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean of the closing bid and asked price, and immediately exercisable. The theoretical value of the stock warrants issued as non-cash compensation to an individual was determined to be $345,000. No warrants have been exercised as of December 31, 2002. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note  5.     Related  Party  Transactions

     See Note 3 "Commitments and Contingencies" for a discussion of legal services being provided by Mr. Baldwin.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the year ended March 31, 2002 and nine-month period ended December 31, 2002, Bannon earned $34,493 and $58,248, respectively.

Note  6.     Going  Concern

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has an accumulated deficit in shareholders' equity of $670,142 as of December 31, 2002. This matter raises substantial doubt about the Company's ability to continue as a going concern.

     The Company has funded its operations through the sale of Company common stock, borrowed funds from outside sources and converted employee and director debt to common stock of the Company. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low asked stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. As of December 31, 2002, of the three-year convertible subordinated unsecured notes, the Company had issued notes to a director and a former director in the aggregate amount of $350,000 and an individual in the aggregate amount of $250,000, for total borrowings of $600,000. These notes are convertible into Company common stock at conversion prices ranging from $.325 to $.36 per share anytime prior to June and October 2004. The conversion price of $.325 was determined by the average of the high bid ($.36) and low asked ($.29) stock quotations on the date of funding. The conversion price of $.36 was determined by the average of the high bid ($.39) and low asked ($.33) stock quotations on the dates of funding. As a result, there are no beneficial conversion features associated with these notes. On December 31, 2002, the Company renegotiated the terms of $300,000 principal amount of these notes with a director of the Company and extended the due date and conversion date to April 1, 2005.

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

Note  8.     Significant  Concentration

     Three clients accounted for approximately 10.2%, 20.3% and 30.7% of sales for the nine months ended December 31, 2002. No other clients represented more than 10% of sales of the Company for the nine months ended December 31, 2002.

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

     The following discussion and analysis of the Company's financial condition as of December 31, 2002, the Company's results of operations for the three and nine-month periods ended December 31, 2002 and 2001, and the Company's cash flows for the nine-month periods ended December 31, 2002 and 2001, should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A(Third Amendment) for the year ended March 31, 2002.

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

     Rockport has contracts with healthcare providers and/or network partners in all fifty states and the District of Columbia. Currently, the Company has in excess of 283,000 healthcare providers nationwide that serve its clients and customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

RESULTS  OF  OPERATIONS

Nine  Months  Ended  December  31,  2002  to Nine Months Ended December 31, 2001
--------------------------------------------------------------------------------

     The following table sets forth certain operating information regarding the Company for the nine-month periods ended December 31, 2002 and 2001:

                                                      Nine Months Ended
                                                         December 31,
                                                   ------------------------
                                                      2002         2001
                                                   ------------------------
Revenue                                            $2,806,914  $ 1,207,383
    Cost of sales                                     762,345      318,863
                                                   ------------------------
Gross profit                                        2,044,569      888,520
    Selling, general and administrative expenses    1,735,252    2,083,082
    Depreciation and amortization                      27,599       29,171
                                                   ------------------------
Income (loss) from operations                         281,718   (1,223,733)
Interest, net                                          84,522       47,999
                                                   ------------------------
Net income (loss)                                  $  197,196  $(1,271,732)
                                                   ========================

Net income (loss) per share:
    Basic                                          $     0.01       ($0.10)
                                                   ========================

    Diluted                                        $     0.01       ($0.10)
                                                   ========================


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

     Two key components of increased revenue are the number of in-network medical bills from contracted healthcare providers processed during the period and the number of healthcare providers within the Company's PPO network. Medical bills are bills for services rendered for an injured employee by the Company's contracted healthcare providers. Medical bills are processed two different ways for the Company's clients. The Company processes the medical bills and reprices them in accordance with the contract terms the Company has with its healthcare providers utilizing its proprietary software system and provides data management for its clients. The second way medical bills are processed is when the Company's clients perform repricing of the medical bills using the Company's contract terms with its healthcare providers within the clients' software systems. The number of in-network medical bills processed by the Company increased by 55% from 111,736 bills during the nine months ended December 31, 2001, to 173,499 bills during the nine months ended December 31, 2002. During the same time period, the number of in-network medical bills processed by the Company's clients within their software systems increased by 311% to 415,303 bills from 101,153 bills during the 2001 period. Total in-network medical bills processed, both by the Company and the Company's clients, increased by 177% from 212,889 during the nine months ended December 31, 2001, to 588,802 during the nine months ended December 31, 2002. The number of in-network bills processed by both the Company and the Company's clients during the three months ended December 31, 2002 when compared to the three months ended September 30, 2002, increased by 5% from 203,848 to 214,584.

     The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers or through strategic network alliances with third party networks, which it refers to as network partners. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. As of December 31, 2002, the Company's network consisted of over 283,000 physicians, hospitals and ancillary healthcare providers in all 50 states and the District of Columbia. This is an increase of approximately 28,000 healthcare providers over the same period in the prior year. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

     At the end of the fiscal quarter ended December 31, 2002, the number of clients and their customers utilizing the Company's provider network had increased to 245, an increase of 49 clients and customers over the fiscal quarter ended December 31, 2001. Of these amounts, as of December 31, 2002, the Company had access agreements with 25 clients who in turn had 220 customers utilizing Rockport's provider network. This was an increase of 6 clients and 43 customers over the quarter ended December 31, 2001. The number of customers accessing the Company's network during any time period varies based on such customer's medical needs, as such the number of customers that access the Company's network will vary from period to period. Consequently, the increase in the number of clients and their customers, coupled with an increase in the number of employers and insurance companies who are the ultimate beneficiaries of the Company's network, resulted in an increase in revenue for the nine months ended December 31, 2002, of 133% to $2,806,914, an increase of $1,599,531 from $1,207,383 for the nine months ended December 31, 2001. The Company saved its clients in excess of $24 million during the nine months ended December 31, 2002, resulting in the significant increase in revenue earned by the Company.

     With respect to the source of the Company's revenue, the Company had three clients, each which provided more than 10% of the Company's revenue for the nine months ended December 31, 2002. Those clients were Health Net Plus (formerly EOS Group) which contributed 10.2% of total revenue, Intracorp which contributed 30.7% of total revenue and Fair Isaac & Co. (formerly HNC Insurance Solutions, Inc.) which contributed 20.3% of total revenue.

     The effective date of the agreement with Health Net Plus was September 1, 1999, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Either party may terminate the agreement for any reason by giving the other party 180 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party written notice of intent to terminate if the breach is not cured within 15 days. The Company received as a fee from Health Net Plus a negotiated percentage of the medical cost savings realized by Health Net Plus for accessing the Company's PPO network.

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

     Cost of sales. The Company's cost of sales consists primarily of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales increased by $443,482, or 139%, from $318,863 during the nine months ended December 31, 2001, to $762,345 during the nine months ended December 31, 2002. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the nine months ended December 31, 2002, cost of sales were comprised of network access fees of $618,048, sales commissions to non-employee sales personnel of $86,049 and commission overwrites of $58,248.

     A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. The Company issued 54,426 shares of its restricted common stock during the nine months ended December 31, 2002, for this bonus which was valued at $20,682. Additionally, for the nine months ended December 31, 2002, these two individuals earned sales commissions in the aggregate of $25,340. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the nine months ended December 31, 2002, Bannon earned $58,248.

     Gross profit. The Company's gross profit increased by $1,156,045, or 130%, from $888,520 during the nine months ended December 31, 2001, to $2,044,569 during the nine months ended December 31, 2002. The increase in gross profit was attributable to the increase in revenue. Gross profit as a percentage of revenue decreased from 74% during the nine months ended December 31, 2001, to 73% during the nine months ended December 31, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $347,830, or 17%, from $2,083,082 during the nine months ended December 31, 2001, to $1,735,252 during the nine months ended December 31, 2002. Payroll and related expenses decreased from $1,266,348 during the nine months ended December 31, 2001, to $1,236,625, or 2%, during the nine months ended December 31, 2002. In April 2001, the Company issued 100,000 shares of restricted common stock to an executive officer as a sign-on bonus valued at $25,000 and eliminated three positions during October 2001, which benefit was realized during the nine-month period ended December 31, 2002. These reduced costs were partially offset by an increase in group health insurance premiums during the 2002 period. On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price, and immediately exercisable. The theoretical value of the stock warrants issued as non-cash compensation to the individual was determined to be $345,000 and recorded as an expense during the nine-month period ended December 31, 2001. No such expense was incurred during the nine-month period ended December 31, 2002. Other components of selling, general and administrative expenses when compared to the nine months ended December 31, 2001, were a decrease in office administration expenses of $4,435, increases in professional fees of $25,496 and increases in other expenses of $5,832. The primary reason for the increase in professional fees was due to an increase in consulting and outside professional services fees, partially offset by a decrease in investor relations expenses.

     Depreciation and amortization. Depreciation and amortization decreased by $1,572, or 5%, from $29,171 during the nine months ended December 31, 2001, to $27,599 during the nine months ended December 31, 2002.

     Interest expense. Interest expense increased by $36,523, or 76%, from $47,999 for the nine months ended December 31, 2001, to $84,522 for the nine months ended December 31, 2002. The Company has issued $600,000 of three-year 10% convertible subordinated unsecured notes due June and October 2004 and April 2005. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 8% per annum and both principal and interest are due April 1, 2005. The increase in borrowings has resulted in the increase in interest expense. The Company anticipates interest expense will increase in the future as a result of these notes.

     Net income. The Company had net income for the nine months ended December 31, 2002, of $197,196, or $0.01 per share (basic and diluted), compared with a net loss of $1,271,732, or $0.10 per share (basic and diluted), for the nine months ended December 31, 2001. The increase in net income for the nine months ended December 31, 2002, when compared to a net loss for the nine months ended December 31, 2001, is a result of increased revenue and gross profit resulting from increased utilization of the Company's PPO network by its clients and their customers.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of the Company for the nine-month periods ended December 31, 2002 and 2001:


                                                              December 31,
                                                          ---------------------
                                                            2002        2001
                                                          ---------------------
     Net cash provided by (used in) operating activities  $ 68,354   $(671,219)
     Net cash used in investing activities                $(15,124)  $  (7,453)
     Net cash provided by financing activities            $ 22,500   $ 649,674


Nine Months Ended December 31, 2002 to Nine Months Ended December 31, 2001
--------------------------------------------------------------------------

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash provided by operating activities for the nine months ended December 31, 2002, was $68,354 compared with net cash used in operating activities of $671,219 for the nine months ended December 31, 2001. Based upon net cash provided by operating activities of $68,354, this was an improvement of $739,573 over the prior year nine-month period. The primary components of net cash provided by operating activities for the 2002 period were net income of $197,196, non-cash charges of $52,080, and increases in accounts payable, amounts due to directors, officers and employees and other current liabilities of $46,071, $9,248 and $122,577, respectively, which was partially offset by an increase in accounts receivable of $351,851 and increases in prepaid items of $6,967. During the 2001 period, the Company issued $600,000 principal amount of its three-year 10% convertible subordinated unsecured notes, borrowed $50,000 from a director on a short-term note, made repayments of existing notes of $23,659 and sold common stock for $23,333 representing the decrease in the current nine-month period of cash provided by financing activities.

     Capital resources. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low asked stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. Of the three-year 10% convertible subordinated unsecured notes, the Company has issued notes to a director and a former director in the aggregate amount of $350,000 and an individual in the amount of $250,000, for total borrowings of $600,000. $500,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004 and $100,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.325 per share anytime prior to October 2004. The conversion price of $.325 was determined by the average of the high bid ($.36) and low asked ($.29) stock quotations on the date of funding. The conversion price of $.36 was determined by the average of the high bid ($.39) and low asked ($.33) stock quotations on the dates of funding. As a result, there are no beneficial conversion features associated with these notes. On December 31, 2002, the Company renegotiated the terms of $300,000 principal amount of these notes with a director of the Company and extended the due date and conversion date to April 1, 2005.

     On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note accrues interest at 8% per annum and both principal and interest were due April 1, 2004. On June 30, 2002, the Company renegotiated the terms of the note and added $93,000 of accrued legal fees due to the director and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. On December 31, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005. Management believes that the necessary funding to implement the Company's business plan has been obtained. However, if the Company requires additional funding, it will be dependent upon external sources of best efforts financing or loans from its officers, directors and shareholders.

     Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At December 31, 2002, the Company had available cash in non-restrictive accounts of $118,367 and positive working capital of $189,148. The Company has experienced a significant growth in revenue from the utilization of its PPO network by its clients and their customers. Revenue has increased 133% from $1,207,383 for the nine months ended December 31, 2001, to $2,806,914 for the nine months ended December 31, 2002. Furthermore, when compared to the quarter ended September 30, 2002, current quarter revenue has increased 5% from $935,182 to $980,816. The Company believes this growth of revenue will continue into the future based upon the increased business its current clients have been experiencing and new potential clients the Company has identified.

     The  Company's  independent  auditors  have raised a going concern issue in
Note 6 to the Company's financial statements included elsewhere herein. At March 31, 2002, the Company had negative working capital of $294,997. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000, each from a director of the Company. This note accrues interest at 8% per annum and both principal and interest were due December 31, 2002. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees due to the director and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. On December 31, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005. At December 31, 2002, the Company had positive working capital of $189,148. For fiscal 2003 the Company is experiencing monthly cash operating expenses of approximately $185,000. Currently, the Company is generating positive cash flow from operations and coupled with the extension of the due date of the aforementioned note, believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. As such, the Company does not anticipate the need for additional external financing to fund operations for fiscal 2003. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.

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

     In  June  2001,  the  FASB  also  approved  for  issuance  SFAS  143 "Asset
Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including
1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company adopted the statement effective on January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not expect any effect of the adoption of this statement on its financial position, results of operations or cash flows.

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

Item 3.  Controls  and  Procedures

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on February 13, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended December 31, 2002. Subsequent to February 13, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                          PART II     OTHER INFORMATION

Item 1.  Legal  Proceedings

     In January 2003, the Company was named as a defendant in the District Court of El Paso County, Colorado by William W. Wollenberg. Mr. Wollenberg was a former employee of the Company, and has alleged that the Company breached the terms of an employment agreement with Mr. Wollenberg in connection with the agreement's expiration. Mr. Wollenberg is seeking monetary damages in the amount of $1,080,000. The Company believes the claims are without merit and intends to vigorously defend the suit.

Item 2.  Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2002, that were not registered under the Securities Act.

     On December 31, 2002, under the terms of a written contract executed by the Company, the Company issued 18,458 shares of common stock to Mike Catala in consideration of marketing services valued at $7,476 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On December 31, 2002, under the terms of a written contract executed by the Company, the Company issued 18,458 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $7,476 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

Item 3.  Defaults  Upon  Senior  Securities  -  None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  -  None

Item 5.  Other  Information  -  None

Item 6.  Exhibits  and  Reports  on  Form  8-K

         (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit  No.   Description
------------   -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2 Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16, 1998 (incorporated by reference to
               Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3, 2002)
3.3 Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002 (incorporated by reference to
               Exhibit 4.3 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
3.4 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.3 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Consulting Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.5 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6           Lease  Agreement  at  50  Briar  Hollow Lane, Suite 515W Houston,
               Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
10.7           2000  Long-Term  Incentive  Plan  (incorporated  by  reference to
               Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.8 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.9 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.10          Warrant Agreement with George Bogle (incorporated by reference to
               Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.11 Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.12 Workers' Compensation Master Preferred Client Agreement with Beyond Benefits dated July 1, 2000, (incorporated by reference to
               Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.13 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)

10.14 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB dated November 14, 2002)
21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
               2000)
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ROCKPORT  HEALTHCARE  GROUP,  INC.
(Registrant)

February  14,  2003           /s/  Larry  K.  Hinson
                              ----------------------
                              Larry K. Hinson
                              Chief Financial and Principle Accounting Officer
                              (Duly authorized officer)

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


Date:  February  14,  2003



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


Date:  February  14,  2003



/s/  Larry  K.  Hinson
----------------------
Larry  K.  Hinson,
Chief  Financial  Officer