Form 10KSB/A
period 2002-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2003-02-26
CIK 919606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        FORM 10-KSB/A (FOURTH AMENDMENT)


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


     The  Company's  independent  auditors  have raised a going concern issue in
Note 7 to the Company's financial statements included elsewhere herein. As previously stated, at March 31, 2002, the Company had negative working capital of $294,997. On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000, each from a director of the Company. This note accrues interest at 10% per annum and both principal and interest were due December 31, 2002. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees due to the director and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. For fiscal 2003 the Company expects to have monthly cash operating expenses of approximately $185,000. Although the Company had negative cash flow from operations during the fiscal year ended March 31, 2002, beginning in the first quarter of fiscal 2003, the Company began generating positive cash flow from operations and coupled with the extension of the due date of the aforementioned note due to a director, the Company believes sufficient cash flow will be available during the next twelve months to satisfy its short-term obligations. As such, the Company does not anticipate the need for additional external financing to fund operations for fiscal 2003. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its PPO network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its PPO network.


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


                              Date:  February 26, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                        Date
        ---------                         -----                        ----


/s/ John K. Baldwin               Chairman of the Board        February 26, 2003
----------------------
John K. Baldwin

/s/  Harry  M.  Neer              President, Chief Executive   February 26, 2003
--------------------              Officer and Director
Harry  M.  Neer

/s/  Larry  K. Hinson             Secretary, Chief Financial   February 26, 2003
---------------------             Officer, Treasurer and
Larry  K.  Hinson                 Director

/s/  Eric  H.  Kolstad            Director                     February 26, 2003
----------------------
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