Form 10QSB/A
period 2002-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2003-02-26
CIK 919606

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

          The following discussion and analysis of the Company's financial condition as of September 30, 2002, the Company's results of operations for the three and six-month periods ended September 30, 2002 and 2001, and the Company's cash flows for the six-month periods ended September 30, 2002 and 2001, should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A(Fourth Amendment) for the year ended March 31, 2002.


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

     At the end of the fiscal quarter ended September 30, 2002, the number of clients and their customers utilizing the Company's provider network had increased to 237 an increase of 85 clients and customers over the fiscal quarter ended September 30, 2001. Of these amounts, as of September 30, 2002, the Company had access agreements with 28 clients who in turn had 209 customers utilizing Rockport's provider network. This was an increase of 11 clients and 74 customers over the quarter ended September 30, 2001. For the quarter ended June 30, 2002, the Company had access agreements with 25 clients who in turn had 230 customers utilizing Rockport's provider network. This was an increase of 3 clients and a decrease of 21 customers. The decrease in the number of customers accessing the Company's network was primarily due to those customers failing to utilize the Company's network during the September 30, 2002 quarter. The number of customers accessing the Company's network during any time period varies based on such customers' medical needs, as such the number of customers that access the Company's network will vary from period to period. When compared to the quarter ended June 30, 2002, current quarter revenue increased by 5%. The
Company does not believe the decrease of 21 customers is material. Consequently, the increase in the number of clients and their customers, coupled with an increase in the number of employers and insurance companies who are the ultimate beneficiaries of the Company's network, resulted in an increase in revenue for the six months ended September 30, 2002, of 122% to $1,826,098, an increase of $1,004,351 from $821,747 for the six months ended September 30, 2001. The Company saved its clients in excess of $15.4 million during the six months ended September 30, 2002, resulting in the significant increase in revenue earned by the Company.

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
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.9 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.10 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.11 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.12 Network Access Agreement with EOS Group, Inc. (formerly Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.13 Workers' Compensation Master Preferred Client Agreement with Beyond Benefits dated July 1, 2000 (1)

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

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)

February 26, 2003               /s/  Larry K. Hinson
                                ------------------------------------------------
                                Larry K. Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly authorized officer)

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


Date:  February 26, 2003



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


Date:  February 26, 2003



/s/  Larry K. Hinson
----------------------
Larry K. Hinson,
Chief Financial Officer