Form 10KSB
period 2003-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2003-06-30
CIK 919606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2003
                                              --------------

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


   50  Briar  Hollow  Lane,  Suite  515W,  Houston,  Texas       77027
   ----------------------------------------------------------------------------
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

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's revenues for the fiscal year ended March 31, 2003, were $3,746,919.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of May 31, 2003, based upon the average bid and asked price as of such date, was $1,377,440.

     The Registrant's common stock outstanding as of May 31, 2003, was 13,626,302 shares

--------------------------------------------------------------------------------

     Transitional  Small  Business Disclosure Format (Check One): Yes [ ] No [x]

                         ROCKPORT HEALTHCARE GROUP, INC.


                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                               3
          Item 2.   Description of Property                                               8
          Item 3.   Legal Proceedings                                                     9
          Item 4.   Submission of Matters to a Vote of Security Holders                   9

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters             10
          Item 6.   Management's Discussion and Analysis and Results of
                      Operations and Financial Condition                                 11
          Item 7.   Financial Statements                                                 18
          Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                33

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act                  33
          Item 10.  Executive Compensation                                               35
          Item 11   Security Ownership of Certain Beneficial Owners and
                      Management                                                         37
          Item 12.  Certain Relationships and Related Party Transactions                 38

PART IV   Item 13.  Exhibits and Reports on Form 8-K                                     40
          Item 14.  Controls and Procedures                                              41

     Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause results to differ from projections include, for example:

- the Company's ability to forge contractual relationships with healthcare providers and clients;
- the Company's ability to convince customers of its current clients to access the Company's provider network;
-    continued  efforts  to  control covered workers' compensation claims costs;
- potential regulatory intervention, if the Company fails to comply with regulatory requirements;
- proposed future efforts to control administrative costs, future provider utilization rates;
-    future  government  regulations;
-    the  ability  of  the  Company  to  price  its  services  competitively;
- sources for sufficient additional capital to meet the Company's growth and operations; and
- the failure to properly manage and successfully integrate additional providers and/or clients.

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

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, rates below usual and customary allowables for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers' compensation medical services in accordance with the state allowed fee schedules or usual and customary allowables and the discounted rates negotiated by the Company with its healthcare providers.

     The Company's mission to its clients and healthcare providers is to: (1) maintain, update and distribute accurate information on each and every healthcare provider that is directly contracted by the Company or is accessed through the Company's network partner relationship; (2) demonstrate, educate and offer each client and their customer referral products and services that encourage, enable and guide their injured workers to the Company's healthcare providers; and (3) provide clear, concise and accurate preferred provider organization ("PPO") repricing information and assistance in facilitating payment to the contracted rates and provide resolution to reimbursement problems in a timely manner.

     The Company's goals are to: (1) create and maintain profitability within industry standards and create shareholder value; (2) become the national network of choice for work-related injuries and illnesses; (3) market and position its networks, state by state, to increase business to its healthcare providers while offering significant savings to its clients and their customers; (4) continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) continue its dedication to client and healthcare provider support services; and (6) provide any payor, managed care organization or bill review/software company an alternative national workers' compensation network in a non-competitive relationship.

     The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of March 31, 2003, the Company has in excess of 280,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

ORGANIZATIONAL  HISTORY

     The Company was incorporated in the State of Delaware on May 4, 1992, as Protokopus Corporation. On December 17, 1997, the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc., a Nevada corporation, in a business combination accounted for as a reverse acquisition. On January 18, 1998, the Company changed its name from Protokopus Corporation to Rockport Healthcare Group, Inc.

     The  Company  has  three  wholly  owned  subsidiaries:  Rockport  Community
Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.

THE  COMPANY'S  PRODUCTS  AND  SERVICES

     The Company assists its clients in decreasing medical costs associated with workers' compensation by providing these clients referral products and services to access the Company's network of healthcare professionals and facilities, which the Company markets as Rockport United Network sm. The provider network is referred to as a preferred provider organization ("PPO").

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary allowables for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers' compensation medical services in accordance with the state allowed fee schedules, or usual and customary allowables, and the discounted rates negotiated by the Company with its healthcare providers.

     Rockport United Network(sm) is designed to reduce the price paid by the Company's clients for medical services by offering the Company's clients the discounts the Company has negotiated with its healthcare providers. The healthcare providers are willing to accept a discount for medical services because the Company has developed referral tools and resources to assist the Company's clients in directing an injured employee to the healthcare provider's place of practice and/or facility. The client realizes medical cost savings due to the reduced cost of healthcare services provided by the Company's PPO network. The discounts obtained by the Company from its network of healthcare provider's range from as low as a 2% to as high as a 30% reduction from the state fee schedule or usual and customary allowables. Typically, the agreements the Company has with its participating providers are short-term in nature, which is standard within the healthcare industry. The initial term of the agreement is for a period of one year with automatic one-year renewals, unless sooner terminated in accordance with the terms of the agreement. The agreements may be terminated by either party upon thirty days prior written notice if certain conditions exist such as: the provider's inability to continue the practice of medicine, the insolvency of either party or certain unforeseen events. Absent the previous conditions, either party may, without cause upon 120 days prior written notice, terminate the agreements. The discounts obtained from the providers, due to the short-term nature of the agreements, are not guaranteed in the long-term.

     The Company provides its PPO network, Rockport United Network sm., for work-related injuries and illnesses to its clients and their customers. Typically, Rockport's clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators. Currently, the Company provides its PPO network exclusively for work-related injuries and illnesses.

     The Company negotiates its percentage of medical cost savings fees with each of its clients individually based upon the amount of potential business the Company will realize from the client. These fees constitute all of the Company's revenue. Typically, the initial term of the agreement between the Company and its clients is for a period of one year and upon mutual agreement by both parties may be extended for successive one-year periods. Either party may terminate the agreement with or without cause by giving the other party ninety days prior written notice. Due to the short-term nature of the agreements with its clients, should a client terminate its agreement with the Company, the resulting loss of revenue could have a material adverse impact on the future earnings of the Company. The short-term nature of the agreements is typical within the healthcare industry.

     The healthcare providers selected by the Company for its PPO network are selected on the basis of their clinical qualifications, type of specialty, location and their adherence to industry standards of care and service. The Company ensures that the healthcare providers are geographically appropriate and readily accessible. The Company has increased the number of healthcare providers that are a part of its PPO network which, as of March 31, 2003, consists of in excess of 280,000 physicians, hospitals and ancillary and allied healthcare providers in all 50 states and the District of Columbia.

     The Company has entered into agreements with various national, regional and state networks, which the Company considers its "network partners," that are included in the Company's network, Rockport United Network sm., to be accessed in those states or geographic areas where the Company requires additional coverage and specialties for its clients. As of March 31, 2003, the Company had network access agreements with the following network partners, which listing is followed by the jurisdictional coverage:

     Network Partner                  Jurisdictional Coverage
     ---------------                  -----------------------
     Ascentra                         Nevada
     Consumer Health Network          New Jersey
     Devon Health Services            Pennsylvania
     Evolution Healthcare Systems     Regional - multi-state
     F.A. Richard                     Louisiana
     Gaston & Loughlin                Georgia
     Health's Finest Network          Illinois
     Heritage Summit                  Florida
     ppoNext West                     Regional - multi-state
     PPO Oklahoma                     Oklahoma
     USAMCO - WIN                     National - exclusive
     Virginia Health Network          Virginia

     The Company negotiates various fee reimbursements with its network partners which are normally a percentage of the revenue the Company receives from its clients. Typically, the agreements the Company has with its network partners are short-term in nature, which is typical within the healthcare industry. The initial term of the agreements are for a one-year period with automatic one-year renewals unless terminated by either party upon thirty days written notice prior to the anniversary date. Either party may terminate the agreement for cause upon providing the other party 120 days prior written notice. The Company intends to further develop its healthcare network in markets where it requires additional healthcare providers through the use of its in-house network development staff and by identifying additional network partners to complement the existing PPO network.

     The Company has developed a product as a healthcare provider locator tool custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This product is an aid to the Company's clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company's PPO network. This product can be accessed from the Company's web site or a client may contact the Company's client services to have a search performed for them. The Company has not applied for a patent on this product.

     The Company maintains a web site at www.rockporthealthcare.com.  Within its
                                         --------------------------
web site are details about the Company, its leadership, national position, mission, goals and commitments and a description as to why it is unique when compared to its competition. Within the web page entitled "Client Services" its clients and customers are able to locate a healthcare provider, review total providers by state, print a provider directory, nominate a provider to become a part of the Company's PPO network and obtain assistance from the Company's client services staff in customizing a provider panel that can be located at the employer's work-site. The healthcare provider demographics (i.e. name, address, telephone number, specialty, hours, etc.) located on the Company's web site are in a secure environment with access provided only to the Company's clients and their customers for locating purposes. Within the investor relations web page, current and potential investors are able to obtain information about the Company, read press releases about the Company, obtain stock quotes and SEC filings via links to bloomberg.com and www.sec.gov and obtain answers to
                         -------------       -----------
frequently asked questions ("FAQ's"). The information contained in the Company's web site is not part of this annual report.

     With respect to the source of the Company's revenue, the Company had three clients, each which provided more than 10% of the Company's revenue for the fiscal year ended March 31, 2003. Those clients were Health Net Plus (formerly EOS Group) which contributed 10.2% of total revenue, Intracorp which contributed 29.8% of total revenue and Fair Isaac & Co. (formerly HNC Insurance Solutions, Inc.) which contributed 20.4% of total revenue.

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

     The effective date of the agreement with Fair, Isaac, Inc. was July 28, 1999, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Either party may terminate the agreement for any reason by giving the other party 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company received as a fee from Fair Isaac & Co. a negotiated percentage of the medical cost savings realized by Fair Isaac & Co. for accessing the Company's PPO network.

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

COMPETITION

     The Company faces competition on a national basis primarily from three national managed care organizations ("MCOs"). Whereas, the only product the Company offers to its clients is access to its national PPO network of healthcare providers for workers' compensation, the Company's national competitors provide access to their provider networks in addition to other services. The Company's competitors provide medical cost containment, managed care and bill review services in addition to access to their national PPO network. The Company believes that by providing only one product, access to its Rockport United Network sm preferred provider organization, the Company can compete on a national scale with its competitors. The Company believes this to be true, as a majority of its clients are MCOs, third party administrators ("TPAs") and bill review companies, services which are provided by its competitors. The Company offers access to its provider network to its clients in a non-competitive relationship.

     The Company's competitors are significantly larger and have greater financial strength and marketing resources than the Company. There can be no assurance that the Company will continue to maintain its existing performance or be successful with any new products. These competitive factors could adversely effect the Company's financial results. The Company will be subject to significant competition in any new geographic areas it may enter.

     The Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, competitors will increasingly consist of nationally directed workers' compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the ability to manage medical costs for workers' compensation claimants, such legislation may intensify competition in the market served by the Company.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company has made significant investments in the development and maintenance of its proprietary data. The Company does not own any patents or federally registered copyrights relating to its databases. The Company relies largely on its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the confidentiality and trade secrecy of its proprietary data. Misappropriation of the Company's proprietary information or independent development of similar products may have a material adverse effect on the Company's competitive position.

     The Company's management information systems (the "MIS") is a critical component in its operations because the information processed and derived through the MIS enables the Company to reprice discount rates for provider services and monitor and produce management utilization reports. In addition, the MIS is critical to the timely, efficient processing and/or review of provider bills. The Company maintains the rate data it has negotiated with its providers within its PPO bill repricing software. The medical bills received from its clients are then matched against the rates maintained by the Company. Once there is a match between the medical bill and one of the Company's providers, a savings is generated. It is this savings which provides revenue to the Company and savings to the Company's clients. The MIS also produces reports which are utilized by the Company, its clients and providers to monitor costs associated with workers' compensation. The Company relies on a combination of trade secrets and confidentiality measures to establish and protect its proprietary rights to the MIS. There can be no assurance, however, that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have already developed products which, to some extent, perform functions similar to those performed by the MIS.

     The Company has developed a product as a healthcare provider locator tool custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This product is an aid to the Company's clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company's PPO network. This product can be accessed from the Company's web site or the client can contact the Company's client services to perform a search for a provider. The Company has not applied for a patent on this product.

GOVERNMENT  REGULATION

     Under the current workers' compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the 50 states and certain federal laws. Although the area of managed healthcare is heavily regulated, the Company is not currently subject to any specific licensing requirements at the federal or state level. The various network providers that the Company contracts with are regulated, and the Company's ability to utilize these networks is contingent on the continued eligibility of these network providers to provide services. The failure of these providers to maintain their eligibility could adversely affect the Company's breadth of providers.

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

     It is impossible to predict if proposals calling for broad insurance market reform will be reintroduced in Congress or in any state legislature in the future, or if any such proposal may be enacted. At both the federal and state levels, there is also growing interest in legislation to regulate how managed care companies interact with providers and health plan members. The Company cannot predict what effect federal or state healthcare legislation or private sector initiatives will have on its provider network, although management of the Company believes the Company may benefit from some proposals which favor the growth of managed care. There can be no assurance that future healthcare reforms or PPO regulations will not be adopted which would have a material adverse affect on the Company.

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

EMPLOYEES

     As of May 31, 2003 the Company had 20 employees, with 19 employees located in Houston, Texas and one employee located in Tampa, Florida. All of the Company's employees are full-time. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company's lease on these premises covers 12,219 square feet and expires on June 30, 2005. The Company's monthly lease payment on its leased office space as of March 31, 2003 is $16,831 and increases to $17,341 on July 1, 2003 through the end of the lease.

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

ITEM  3.  LEGAL  PROCEEDINGS

     In January 2003, the Company was named as a defendant in the District Court of El Paso County, Colorado by William W. Wollenberg. Mr. Wollenberg was a former employee of the Company, and has alleged that the Company breached the terms of an employment agreement with Mr. Wollenberg in connection with the agreement's expiration. Mr. Wollenberg is seeking monetary damages in the amount of $1,080,000. Shortly after the suit was filed, the Company removed the case to federal court in Denver, Colorado. Because the Company believes the claims are without merit, it has filed a motion for summary judgement seeking to dismiss the lawsuit based on the express wording of the agreement. The court has yet to rule on the motion for summary judgement. The Company intends to continue vigorously defending the suit.

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

Fiscal Year 2003:                      High    Low
                                       -----  -----
     Quarter Ended March 31, 2003 . .  $0.49  $0.16
     Quarter Ended December 31, 2002.  $0.75  $0.15
     Quarter Ended September 30, 2002  $0.37  $0.15
     Quarter Ended June 30, 2002. . .  $0.35  $0.22


Fiscal Year 2002:                      High   Low
                                       -----  -----

     Quarter Ended March 31, 2002 . .  $0.40  $0.11
     Quarter Ended December 31, 2001.  $0.55  $0.29
     Quarter Ended September 30, 2001  $0.59  $0.23
     Quarter Ended June 30, 2001. . .  $0.51  $0.25

     As of June 27, 2003, there were approximately 375 stockholders of record of the Company's common stock, which figure does not take into account the shareholders whose certificates are held in the name of broker-dealers. The Company has neither declared nor paid any cash dividends to date. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended March 31, 2003, that were not registered under the Securities Act.

     On March 31, 2003, under the terms of a written contract executed by the Company, the Company issued 12,003 shares of common stock to Mike Catala in consideration of marketing services valued at $2,281 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On March 31, 2003, under the terms of a written contract executed by the Company, the Company issued 12,003 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $2,281 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On March 31, 2003, under the terms of a written contract executed by the Company, the Company issued 150,000 shares of common stock to Winterbrook Healthcare Management in consideration of a network access agreement valued at $28,500 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of March 31, 2003, and the Company's results of operations for the years in the two-year period ended March 31, 2003 and 2002, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report.

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

     The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, rates below usual and customary allowables for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers' compensation medical services in accordance with the state allowed fee schedules or usual and customary allowables and the discounted rates negotiated by the Company with its healthcare providers.

     The Company's mission to its clients and healthcare providers is to: (1) maintain, update and distribute accurate information on each and every healthcare provider that is directly contracted by the Company or is accessed through the Company's network partner relationship; (2) demonstrate, educate and offer each client and their customer referral products and services that encourage, enable and guide their injured workers to the Company's healthcare providers; and (3) provide clear, concise and accurate preferred provider organization ("PPO") repricing information and assistance in facilitating payment to the contracted rates and provide resolution to reimbursement problems in a timely manner.

     The Company's goals are to: (1) create and maintain profitability within industry standards and create shareholder value; (2) become the national network of choice for work-related injuries and illnesses; (3) market and position its networks, state by state, to increase business to its healthcare providers while offering significant savings to its clients and their customers; (4) continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) continue its dedication to client and healthcare provider support services; and (6) provide any payor, managed care organization or bill review/software company an alternative national workers' compensation network in a non-competitive relationship.

     The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of March 31, 2003, the Company has in excess of 280,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

CRITICAL  ACCOUNTING  POLICIES

     Revenue is recognized when earned. Revenue is earned at such time as the Company's contractual discounts with its healthcare providers are applied to its clients' medical bills which produces a medical cost savings. The Company's revenue is a contractual percentage of the medical cost savings realized. At the time the contractual discounts are applied, the revenue is realized and collection is reasonably assured. Refer to Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere herein for a description of the Company's revenue recognition policy.

     See Note 2 "Summary of Significant Accounting Policies" to the financial statements included elsewhere within this report for the Company's additional critical accounting policies.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth certain operating information regarding the Company for the years ended March 31, 2003 and 2002:

                                                 March 31,
                                          ------------------------
                                             2003         2002
                                          ------------------------
Revenue                                   $3,746,919  $ 1,791,715
    Cost of sales                          1,042,483      460,493
                                          ------------------------
Gross profit                               2,704,436    1,331,222
    General and administrative expenses    2,332,660    2,607,160
    Depreciation and amortization             37,462       39,128
                                          ------------------------
Income (loss) from operations                334,314   (1,315,066)
    Interest, net                            115,933       74,107
                                          ------------------------
Net income (loss)                         $  218,381  $(1,389,173)
                                          ========================
Net income (loss) per share:
    Basic and diluted                     $     0.02  $     (0.10)
                                          ========================

     YEAR ENDED MARCH 31, 2003 TO YEAR ENDED MARCH 31, 2002
     ------------------------------------------------------

     Revenue. The source of the Company's revenue is fees it receives from its clients and clients' customers that access and utilize the Company's healthcare provider network for work-related injuries and illnesses. When an injured employee utilizes a healthcare provider within the Company's PPO network, the employer realizes medical cost savings which it would not have realized had the employee utilized a healthcare provider not within the Company's PPO network. The Company's clients and their customers, where permitted by law, direct their injured employees to healthcare providers within the Company's healthcare provider network, which in turn creates a medical cost savings as a result of the discounts the Company has negotiated with its healthcare providers. The agreements the Company has with its clients provide the Company with a fee based upon a percentage of the medical cost savings realized by its clients. The fee percent the Company receives from its clients is negotiated by the Company and usually is determined by the amount of potential business the Company will receive from the client. Typically, these agreements are short-term in nature which is standard within the healthcare industry.

     Two key components of increased revenue are the number of in-network medical bills from contracted healthcare providers processed during the period and the number of healthcare providers within the Company's PPO network. Medical bills are bills for services rendered for an injured employee by the Company's contracted healthcare providers. Medical bills are processed two different ways for the Company's clients. The Company processes the medical bills and reprices them in accordance with the contract terms the Company has with its healthcare providers utilizing its proprietary software system and provides data management for its clients. The second way medical bills are processed is when the Company's clients perform repricing of the medical bills using the Company's contract terms with its healthcare providers within the clients' software systems. The number of in-network medical bills processed by the Company increased by 41% from 162,155 bills during the year ended March 31,

2002, to 229,196 bills during the year ended March 31, 2003. During the same time period, the number of in-network medical bills processed by the Company's clients within their software systems increased by 244% to 569,813 bills from 165,901 bills during the 2002 period. Total in-network medical bills processed, both by the Company and the Company's clients, increased by 144% from 328,056 during the year ended March 31, 2002, to 799,009 during the year ended March 31, 2003.

     The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers or through strategic network alliances with third party networks, which it refers to as "network partners". The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. As of March 31, 2003, the Company's network consisted of over 280,000 physicians, hospitals and ancillary healthcare providers in all 50 states and the District of Columbia. This is an increase of approximately 18,000 healthcare providers over the same period in the prior year. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

     At the end of the fiscal year ended March 31, 2003, the number of clients and their customers utilizing the Company's provider networks had increased to 240, an increase of 24 clients and their customers over the fiscal year ended March 31, 2002. Consequently, the increase in the number of clients and their customers, coupled with an increase in the number of employers who are the ultimate customers of the Company's clients, resulted in an increase in revenue by $1,955,204, or 109%, from $1,791,715 for the year ended March 31, 2002, to
$3,746,919 for the year ended March 31, 2003. The Company saved its clients in excess of $33 million during the year ended March 31, 2003, resulting in the significant increase in revenue earned by the Company. With respect to the source of the Company's revenue, the Company had three clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2003. Those clients were Health Net Plus (formerly EOS Group) which contributed 10.2% of total revenue, Intracorp which contributed 29.8% of total revenue and Fair Isaac & Co. (formerly HNC Insurance Solutions, Inc. ), which contributed 20.4% of total revenue. The Company is continuing to add new clients and their customers of its existing clients and believes revenue will continue to increase as it implements these new clients and customers.

     Cost of sales. The Company's cost of sales consists primarily of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales increased by $581,990, or 126%, from $460,493 during the year ended March 31, 2002, to $1,042,483 during the year ended March 31, 2003. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenues from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the year ended March 31, 2003, cost of sales were comprised of network access fees of $860,541, sales commissions of $107,022 and commission overwrites of $74,920.

     A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. The Company issued 80,432 shares of its restricted common stock during the year ended March 31, 2003, for this bonus which was valued at $25,244 and 57,130 shares of its restricted common stock during the year ended March 31, 2002, which was valued at $22,566. Additionally, for the years ended March 31, 2003 and 2002, these two individuals earned sales commissions in the aggregate of $42,951 and $33,031, respectively. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive as a commission overwrite, two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2003 and 2002, Bannon earned $74,920 and $34,493, respectively. For the year ended March 31, 2002, John K. Baldwin, chairman of the board, earned $34,493 of commission overwrites in accordance with a consulting agreement with the Company whereby he earned 2% of the revenue received by the Company from its workers' compensation network savings. Mr. Baldwin provided consulting services to the Company to earn the commission overwrite, which agreement was not renewed effective April 1, 2002. Cost of sales will increase as revenue increases

     Gross profit. The Company's gross profit increased by $1,373,214, or 103%, from $1,331,222 during the year ended March 31, 2002, to $2,704,436 during the year ended March 31, 2003. Gross profit as a percentage of sales decreased from 74% during the year ended March 31, 2002, to 72% during the year ended March 31, 2003. The increase in gross profit was attributable to the increase in revenue and the decrease in gross profit as a percentage of sales was attributable to an increase in network access fees paid to network partners. Gross profit as a percentage of sales will continue to decrease as the Company expands its business outside the State of Texas where it will incur an increase in the amount of network access fees it will be required to pay its network partners.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $274,500, or 11%, from $2,607,160 during the year ended March 31, 2002, to $2,332,660 during the year ended March 31, 2003. Payroll and related expenses increased from $1,653,799 during the year ended March 31, 2002, to $1,659,237 during the year ended March 31, 2003. The primary cause of the increase was an increase in the cost of medical insurance premiums for the Company's employees of $29,942 which was partially offset by the cost of stock-based compensation of $25,000 during the prior year period, which there was no compensation expense recorded in the current year. Office administration expenses decreased from $343,649 during the year ended March 31, 2002, to $331,215, or 4%, during the year ended March 31, 2003. The primary component of the decrease was a reduction in the cost of postage and delivery.

     Professional services, which are comprised of accounting and audit, legal, investor relations and consulting and other professional fees, increased from $212,507 during the year ended March 31, 2002, to $280,057, or 32%, during the year ended March 31, 2003. When compared to the previous year, current year accounting and audit fees increased by $9,648, fees for investor relations were lower by $18,454, consulting and other professional fees increased by $53,490 and legal fees were higher by $22,866. With respect to the increase in other professional fees, the Company utilized the services of a placement firm in hiring two highly qualified individuals in its MIS department and client services group. With respect to the increase in legal fees, the Company is currently defending itself in a suit brought against the Company from a former employee. (See Item 3. Legal Proceedings).

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant which was determined by the mean between the closing bid and asked prices on the date of issuance. The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable, regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term. Since the warrants are immediately exercisable, the Company has expensed during the prior fiscal year the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.

     Other selling, general and administrative expenses increased from $52,205 during the year ended March 31, 2002, to $62,151, or 19%, during the year ended March 31, 2003. The primary component of the increase in other selling, general and administrative expenses when compared to the prior year was increased expenses associated with increased travel by the Company's sales and marketing personnel.

     The Company currently has fully staffed all of its departments with highly qualified personnel to market its provider network to potential clients, develop its provider network, design and develop its management information systems, perform its client services and provide for the administration of the Company. As a result of this staffing, the Company has increased its sales and processing capabilities and believes the Company is well positioned to continue its recent growth. The Company believes there will not be any significant increase in selling, general and administrative expenses as it implements its business plan.

     Depreciation and amortization. Depreciation and amortization decreased by $1,666 from $39,128 during the year ended March 31, 2002, to $37,462 during the year ended March 31, 2003.

     Interest expense. Interest expense increased by $41,826, or 56%, from $74,107 for the year ended March 31, 2002, to $115,933 for the year ended March 31, 2003. At March 31, 2003, the Company had $200,000 principal amount due to a shareholder on two notes due April 1, 2006 with interest payable monthly at 15%. Interest expense on these notes incurred during the current year was $32,151. At March 31, 2003, the Company had $600,000 principal amount due on its three year 10% convertible subordinated unsecured notes, $300,000 principal amount due June and October 2004 and $300,000 principal amount due April 1, 2005. The Company is not paying the interest on these notes but is accruing and adding interest to the principal balances on a quarterly basis. Interest expense on these notes incurred during the current year was $67,037. The Company has $227,493 principal amount on a note due to a director at March 31, 2003, which note is due April 1, 2005 and interest is payable monthly at 8%. Interest expense on this note incurred during the current year was $16,143. The Company anticipates interest expense will increase in the future as a result of these notes.

     Net income. The Company had net income for the year ended March 31, 2003, of $218,381, or $0.02 per share (basic and diluted), compared with a net loss of $1,389,173, or $0.10 per share (basic and diluted), for the year ended March 31, 2002. The improvement in the net income for the year ended March 31, 2003, over the net loss of the prior year is a result of increased revenue and gross profit resulting from increased utilization of the Company's provider network by its new clients and existing clients and their customers.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of Rockport for the one year periods ended March 31, 2003 and 2002:

                                                                March 31,
                                                          ---------------------
                                                            2003        2002
                                                          ---------  ----------
     Net cash provided by (used in) operating activities  $ 10,067   $(697,207)
     Net cash used in investing activities                $(19,362)  $ (18,060)
     Net cash provided by financing activities            $ 32,151   $ 691,182

     YEAR ENDED MARCH 31, 2003 TO YEAR ENDED MARCH 31, 2002
     ------------------------------------------------------

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash provided by operating activities for the year ended March
31, 2003, was $10,067 compared with net cash used in operating activities of $697,207 for the year ended March 31, 2002. Based upon net cash provided by operating activities of $10,067, this was an improvement of $707,274 over the prior year period. The primary components of net cash provided by operating activities for the 2003 period were net income of $218,381, non-cash charges of $95,004, increases in amounts due to directors, officers and employees of $2,823 and increases in other current liabilities of $130,956. These amounts were mostly offset by an increase in accounts receivable of $381,472, increases in prepaid items of $19,532 and decreases in accounts payable of $36,093. The primary components of cash used in operating activities for the prior year period were a net loss of $1,389,173 and increases in accounts receivable of $185,758. These amounts were partially offset by non-cash charges of $468,340, increases in accounts payable and current liabilities of $393,678 and a decrease in prepaid expenses of $15,706.

     Capital resources. On June 11, 2001, the Company's Board of Directors approved the issuance of an aggregate principal amount of $1,000,000 in the form of three-year 10% convertible subordinated unsecured notes. The notes are convertible at the average of the high bid and low asked stock quotations on the date of funding and interest is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. Of the three-year 10% convertible subordinated unsecured notes, the Company has issued notes to a director and a former director in the aggregate amount of $350,000 and an individual in the amount of $250,000, for total borrowings of $600,000. $500,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.36 per share anytime prior to June 2004 and $100,000 principal amount of these notes are convertible into Company common stock at a conversion price of $.325 per share anytime prior to October 2004. The conversion price of $.325 was determined by the average of the high bid ($.36) and low asked ($.29) stock quotations on the date of funding. The conversion price of $.36 was determined by the average of the high bid ($.39) and low asked ($.33) stock quotations on the date of funding. As a result, there are no beneficial conversion features associated with these notes. On December 31, 2002, the Company renegotiated the terms of $300,000 principal amount of these notes with a director of the Company and extended the due date and conversion date to April 1, 2005.

     On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note earns interest at 8% per annum which is paid monthly and the principal amount of the note is due April 1, 2004. On June 30, 2002, the Company renegotiated the terms of the note and added $93,000 of accrued consulting fees due to the director and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. On December 31, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005.

     In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum. The notes are personally guaranteed by two officers of the Company. On March 31, 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and due April 1, 2003. The notes are now convertible into Company common stock at any time prior to April 1, 2004 at a conversion price of $.36 per share and were due April 1, 2004. On December 31, 2002, the due date and the conversion date of the notes were extended to April 1, 2006. During the year ended March 31, 2003, the Company borrowed $32,151 on these notes.

     During the 2002 period, the Company issued $600,000 principal amount of its three-year 10% convertible subordinated unsecured notes, borrowed $100,000 from a director on a note, made repayments of existing notes of $32,151 and sold common stock for $23,333 representing the decrease in the current year period of cash provided by financing activities.

     Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At March 31, 2003, the Company had available cash in non-restrictive accounts of $65,493 and positive working capital of $258,670. The Company has experienced a significant growth in revenue from the utilization of its provider network by its clients and their customers. Revenue has increased 109% from $1,791,715 for the year ended March 31, 2002, to $3,746,919 for the year ended March 31, 2003. Net income for the year ended March 31, 2003 was $218,381, or $0.02 per share, compared to a net loss for the prior year period of $1,389,173, or $0.10 per share. The Company believes this growth of revenue and net income will continue into the future based upon the increased business its current clients have been experiencing and new potential clients the Company has identified.

     For fiscal 2004 the Company is projecting its monthly cash operating expenses to be approximately $200,000. The Company does not require any funding for capital expenditures during the current fiscal year. There are no current maturities of debt due in the current fiscal year and the Company is generating positive cash flow from operations. Management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. As such, the Company does not anticipate the need for additional external financing to fund operations for fiscal 2004. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance SFAS 143 "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The adoption of this statement did not have a material effect on the the Company's financial position, results of operations or cash flows.

     In October 2001, the FASB approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. SFAS

     144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB approved for issuance SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption did not have a material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

     During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

ITEM  7.  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

The  Board  of  Directors
Rockport  Healthcare  Group,  Inc.
Houston,  Texas


     We have audited the accompanying consolidated balance sheets of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Hein  +  Associates  LLP


Houston,  Texas
June  9,  2003

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                          AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,
                                                                         --------------------------
                                                                             2003          2002
                                                                         --------------------------
                                          ASSETS
Current assets:
    Cash                                                                 $    65,493   $    42,637
    Accounts receivable, net of allowance of $20,000 at March 31, 2003
      and 2002                                                               893,860       512,388
    Prepaid expenses                                                          20,177           645
                                                                         --------------------------
        Total current assets                                                 979,530       555,670
                                                                         --------------------------
Property and equipment:
    Office furniture and equipment                                            41,812        38,704
    Computer equipment and software                                          114,568        98,314
    Telephone equipment                                                       15,734        15,734
                                                                         --------------------------
                                                                             172,114       152,752
    Less accumulated depreciation                                           (113,759)      (90,032)
                                                                         --------------------------
        Net property and equipment                                            58,355        62,720
                                                                         --------------------------
Other assets:
    Deposits                                                                   9,038         9,038
    Intangible assets, net                                                    85,534        99,269
                                                                         --------------------------
                                                                              94,572       108,307
                                                                         --------------------------
        Total assets                                                     $ 1,132,457   $   726,697
                                                                         ==========================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term note payable due to related party                         $        --   $   100,000
    Accounts payable, trade                                                  271,185       307,278
    Due to directors, officers and employees                                  26,994       151,664
    Other current liabilities                                                422,681       291,725
                                                                         --------------------------
        Total current liabilities                                            720,860       850,667
                                                                         --------------------------
Long-term debt                                                             1,027,493       767,849
                                                                         --------------------------
Commitments and contingencies (Note 4)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                 --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      13,626,302 and 13,387,870 shares issued and outstanding at
      March 31, 2003 and 2002, respectively                                   13,626        13,387
    Additional paid-in capital                                             6,300,916     6,243,613
    Accumulated deficit                                                   (6,930,438)   (7,148,819)
                                                                         --------------------------
       Total shareholders' equity (deficit)                                 (615,896)     (891,819)
                                                                         --------------------------
        Total liabilities and shareholders' equity (deficit)             $ 1,132,457   $   726,697
                                                                         ==========================


See accompanying notes to consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                           Twelve Months Ended
                                                                March 31,
                                                        -------------------------
                                                           2003          2002
                                                        -------------------------
Revenue                                                 $ 3,746,919  $ 1,791,715
Cost of sales                                             1,042,483      460,493
                                                        -------------------------
     Gross profit                                         2,704,436    1,331,222
                                                        -------------------------

Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                          1,659,237    1,653,799
    Office administration                                   331,215      343,649
    Professional services                                   280,057      212,507
    Non-cash compensation associated with issuance of
      stock warrants to a third party                            --      345,000
    Other                                                    62,151       52,205
                                                        -------------------------
  Total selling, general and administrative expenses      2,332,660    2,607,160
  Depreciation and amortization                              37,462       39,128
                                                        -------------------------
     Total operating expenses                             2,370,122    2,646,288
                                                        -------------------------

Income (loss) from operations                               334,314   (1,315,066)
Interest, net                                               115,933       74,107
                                                        -------------------------
Net income (loss)                                       $   218,381  $(1,389,173)
                                                        =========================

Net income (loss) per share:
    Basic                                               $      0.02  $     (0.10)
                                                        =========================
    Diluted                                             $      0.02  $     (0.10)
                                                        =========================

Weighted average number of common shares outstanding:
                                                        =========================
    Basic                                                13,416,058   13,254,633
                                                        =========================
    Diluted                                              16,016,726   13,254,633
                                                        =========================


See accompanying notes to consolidated financial statements.

                                 ROCKPORT HEALTHCARE GROUP, INC.
                                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                          FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                                                      Total
                                        Common Stock    Additional                 Shareholders'
                                    -------------------   Paid-in    Accumulated      Equity
                                      Shares    Amount    Capital      Deficit      (Deficit)
                                    -----------------------------------------------------------
Balances March 31, 2001             12,997,822  $12,997  $5,791,458  $(5,759,646)  $    44,809
Stock issued for cash                  111,371      112      23,221           --        23,333
Stock issued for services              273,555      273      82,428           --        82,701
Stock warrants issued for services          --       --     345,000           --       345,000
Stock issued for employee expenses       5,122        5       1,506           --         1,511
Net loss                                    --       --          --   (1,389,173)   (1,389,173)
                                    -----------------------------------------------------------
Balances March 31, 2002             13,387,870   13,387   6,243,613   (7,148,819)     (891,819)
Stock issued for services              238,432      239      57,303           --        57,542
Net income                                  --       --          --      218,381       218,381
                                    -----------------------------------------------------------
Balances March 31, 2003             13,626,302  $13,626  $6,300,916  $(6,930,438)  $  (615,896)
                                    ===========================================================


See accompanying notes to consolidated financial statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                                     2003         2002
                                                                  ------------------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                             $ 218,381   $(1,389,173)
    Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
        Depreciation                                                 23,727        25,393
        Amortization                                                 13,735        13,735
        Issuance of stock for services                               57,542        82,701
        Issuance of stock for employee expenses                          --         1,511
        Stock warrants issued for services                               --       345,000
        Changes in assets and liabilities:
            Accounts receivable - trade and other                  (381,472)     (185,758)
            Prepaid expenses                                        (19,532)       15,706
            Accounts payable                                        (36,093)      150,302
            Due to directors, officers and employees                  2,823       121,914
            Other current liabilities                               130,956       121,462
                                                                  ------------------------
Cash provided by (used in) operating activities                      10,067      (697,207)
                                                                  ------------------------

Investing activities:
    Purchase of fixed assets                                        (19,362)      (18,060)
                                                                  ------------------------
Cash used by investing activities                                   (19,362)      (18,060)
                                                                  ------------------------

Financing activities:
    Proceeds from sale of stock                                          --        23,333
    Proceeds from notes payable                                      32,151       700,000
    Repayments of notes payable                                          --       (32,151)
                                                                  ------------------------
Cash provided by financing activities                                32,151       691,182
                                                                  ------------------------
Net increase (decrease) in cash                                      22,856       (24,085)
Cash and cash equivalents, beginning of year                         42,637        66,722
                                                                  ------------------------
Cash and cash equivalents, end of year                            $  65,493   $    42,637
                                                                  ========================

Supplemental cash flow information:
    Interest paid                                                 $  30,000   $    26,849
                                                                  ========================
Non-cash transactions:
    Transfer of amounts due to a director to notes payable        $ 127,493   $        --
                                                                  ========================


See accompanying notes to consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

     Rockport has contracts with healthcare providers and/or network partners in all fifty states and the District of Columbia. Currently, the Company has in excess of 280,000 healthcare providers nationwide that serve its clients and customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

Note 2.  Summary  of  Significant  Accounting  Policies

a)   Consolidation

     As  of  March  31,  2003,  the Company had three wholly owned subsidiaries:
     Rockport  Community  Network,  Inc.,  Rockport  Group  of  Texas,  Inc. and
     Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. RCN develops and maintains the occupational injuries and illnesses provider network and provides access to the provider network to clients of the Company. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on

     July 23, 1997. RGT is a business entity which provides support services to RCN and the Company, which include management information services, customer services, doctor and provider referrals, contracting of providers for the Company's network and administration of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying audited consolidated financial statements.

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

g)   Provider  Contracts

     Healthcare provider contracts are contracts between a preferred provider organization ("PPO") and physicians, hospitals and ancillary healthcare providers which, among other things, provide a discount to a client when an injured employee is treated by the healthcare provider. The discounts the PPO network obtains from the healthcare providers are normally less than the maximum rate allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary allowables for work-related injuries and illnesses. During 1998 and 1999, the Company acquired the provider contracts of two entities which had no operations other than the development of PPO networks. Once the PPO networks were developed, the previous owners were to begin selling access to their network of providers and receive fees from potential customers when an injured employee was treated by a contracted provider.

     In the above referenced acquisitions, the Company was acquiring healthcare provider contracts in order to expand the size of its networks. These acquisitions did not result in the acquisition of customers or revenues. These acquisitions of provider contracts were funded with the issuance of Company common stock, and because the Company would earn revenue in the future from the acquired provider contracts, the Company recorded the value of the stock issued as an intangible asset. Amounts paid for provider contracts are being amortized to expense on the straight-line method over the estimated useful lives of the contracts of ten years. Accumulated amortization aggregated $51,815 and $38,080 at March 31, 2003 and 2002, respectively.

h)   Comprehensive  Income  (Loss)

     Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net income for the year ended March 31, 2003 and the Company's comprehensive loss was equal to its net loss for the year ended March 31, 2002.

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

j)   Earnings  (Loss)  Per  Share

     The Company computes net income per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic net income per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net income per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible debt.

     At March 31, 2003, the closing bid and asked prices for the Company's common stock were $0.13 and $0.25, respectively, and the fair market value of the Company's common stock was deemed to be $0.19 per share. During the year ended March 31, 2003, 1,541,300 stock options exercisable at prices ranging from $0.20 to $0.50 per share and 1,000,000 warrants exercisable at $0.345 per share were excluded from the calculation of diluted earnings per share as they were out of the money. At March 31, 2003, the Company had $800,000 principal amount of convertible debt and $112,789 of accrued interest on the convertible debt, which debt and interest is convertible into the Company's common stock at prices ranging from $0.325 to $0.36 per share. 2,569,869 shares were included in the diluted earnings per share calculation.

     During the year ended March 31, 2002, options to purchase 848,400 shares of common stock and warrants to purchase 1,070,128 shares of common stock were excluded from the calculation of diluted earnings per share since their inclusion would be antidilutive. During the year ended March 31, 2002, the Company issued $600,000 principal amount on its three year 10% convertible subordinated unsecured notes. The principal balance and accrued interest as of March 31, 2002, were convertible into 1,824,868 shares of common stock. Additionally, the Company had outstanding principal amount on two notes due to a shareholder which were convertible into 466,247 shares of common stock. These shares were excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive.

k)   Stock-Based  Compensation

     On March 18, 2003 and October 15, 2002, the Company granted options to purchase 25,000 and 10,000 shares of common stock, respectively, to two employees at exercise prices of $0.20 and $0.19 per share, respectively, which was the fair market value on the date of grant. The options vest over a three-year period from the date of option grant. On August 5, 2002, the Company granted options to purchase 745,000 shares of common stock to certain employees at an exercise price of $0.23 per share, which was the fair market value on the date of grant. The options vest over a three-year period from the date of option grant. On September 5, 2001, the Company granted options to purchase 300,000 shares of common stock to certain employees at an exercise price of $.50 per share, which was the fair market value on the date of grant. The options vest over a three-year period from the date of option grant. On December 7, 2000, the Company granted options to purchase 577,900 shares of common stock to certain employees and a non-employee at an exercise price of $.25 per share, which was the fair market value on the date of grant. Vesting periods range from immediate upon the date of grant to three years from the option grant date. These stock options were issued under the 2000 Long-Term Incentive Plan (the "2000 Plan") and the 2002 Stock Option Plan (the "2002 Plan"). The 2000 Plan and 2002 Plan were approved by the Company's shareholders. No compensation expense has been recorded related to these option grants because the exercise price of the options equaled or exceeded the fair market value of the underlying common stock on the date of grant or the fair value of the option was nominal.

l)   Fair  Value  of  Financial  Instruments

     The fair value of financial instruments, primarily accounts receivable, accounts payable and other current liabilities, closely approximate the carrying values of the instruments due to the short-term nature of such instruments.

m)   Reclassifications

     Amounts in the prior year's financial statements have been reclassified as necessary to conform to the current year's presentation.

n)   New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance SFAS 143 "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The adoption of this statement did not have a material effect on the the Company's financial position, results of operations or cash flows.

     In October 2001, the FASB approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after

     December 15, 2001, and, generally, are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB approved for issuance SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption did not have a material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

     During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

Note  3.     Notes  Payable

     Notes payable consist of the following:

                                                            March 31,   March 31,
                                                               2003        2002
                                                            ----------  ----------
Convertible unsecured notes payable to a shareholder, with
  interest payable monthly at 15% per annum.  The notes
  are personally guaranteed by two officers of the
  Company.  On March 31, 2002, the Company
  renegotiated the terms of the notes which were
  originally convertible into Company common stock at
  an average conversion price of $1.50 per share and due
  April 1, 2003.  The notes are now convertible into
  Company common stock at any time prior to April 1,
  2005 at a conversion price of $.36 per share and were
  due April 1, 2004.  On December 31, 2002, the due date
  of the notes was extended to April 1, 2006.  The
  Company issued 150,000 shares of its common stock in
  connection with these notes, the cost of which was
  recorded as loan fees and amortized using the interest
  yield method over the original term of the notes.         $  200,000  $  167,849

Unsecured note payable due to a director with interest at
  8% per annum and principal and interest due April 1,
  2004.  On December 31, 2002, the Company
  renegotiated the due date of the note which is now due
  April 1, 2005.                                               227,493     100,000

Three-year 10% convertible subordinated unsecured notes
  to shareholders due June and October 2004.  Interest is
  either accrued or paid quarterly, as determined by the
  Board of Directors.  The notes are convertible into
  Company common stock at conversion prices ranging
  from $.325 to $.36 per share anytime prior to their
  maturity in June and October 2004.  On December 31,
  2002, the Company renegotiated the terms of $300,000
  principal amount of these notes with a director of the
  Company and extended the due date and conversion
  date to April 1, 2005.                                       600,000     600,000
                                                            ----------  ----------
Total                                                       $1,027,493  $  867,849
                                                            ==========  ==========

     See Note 4 "Commitments and Contingencies" for a discussion of financing provided by related parties.

Note 4.  Commitments  and  Contingent  Liabilities

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

        Years Ending March 31,
        ----------------------
                2004                                $  232,710
                2005                                   211,798
                2006                                    52,023
                                                    ----------
                    Total                           $  496,531
                                                    ==========


     One of the Company's subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the reverse merger.

     Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2003. During the years ended March 31, 2003 and 2002, Mr. Baldwin earned $72,000 and $78,000, respectively, from this agreement. Mr. Baldwin had a consulting agreement with the Company effective April 1, 2001, whereby he was to perform various management services to the Company and earned a consulting fee equal to a two percent (2%) overwrite on the gross fees earned of the Company's workers' compensation network. During the year ended March 31, 2002, Mr. Baldwin earned $34,493 from this agreement. This agreement was not renewed effective April 1, 2002.

Note 5.  Stock  Options  and  Warrants

     Stock  Option  Plans

     On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2002 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2003, incentive stock options to purchase 593,400 shares exercisable at prices ranging from $.19 to $.23 per share that vest over a three-year period had been granted. None of these stock options were exercisable as of March 31, 2003. No non-qualified stock options have been granted under the 2002 Plan.

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). The 2000 Plan was approved by the Company's shareholders at its annual shareholder meeting held in September 2001. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2003, incentive stock options to purchase 907,900 shares exercisable at prices ranging from $.20 to $.50 per share that vest over a three-year period were outstanding. Of this amount, 387,534 stock options were exercisable as of March 31, 2003. As of

March 31, 2003, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were outstanding.

     Stock option activity during the periods indicated is as follows:

                                            Weighted
                             Number of       Average
                               Shares    Exercise Price
                             ---------------------------
Outstanding, March 31, 2001    577,900   $          0.25
    Granted                    300,000              0.50
    Exercised                       --                --
    Forfeited                  (29,500)             0.25
    Expired                         --                --
                             ---------------------------
Outstanding, March 31, 2002    848,400              0.34
    Granted                    770,000              0.23
    Exercised                       --                --
    Forfeited                  (67,100)             0.25
    Expired                         --                --
                             ---------------------------
Outstanding, March 31, 2003  1,551,300   $          0.29
                             ===========================
Exercisable, March 31, 2003    437,534   $          0.31
                             ===========================

     As of March 31, 2003, the range of exercise prices was from $0.19 to $0.50 per share and the weighted average remaining contractual life of outstanding options was 2.61 years. The weighted average grant date fair value of the options issued in 2003 and 2002 amounted to $0.2285 and $0.4818, respectively.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's March 31, 2003, net income and March 31, 2002 net loss would have been changed to the pro forma amounts indicated below.

                                                  March 31,    March 31,
                                                     2003         2002
                                                  ------------------------
Net income (loss):
  As reported                                     $  218,381  $(1,389,173)
  Pro forma                                       $   85,796  $(1,518,107)

Net income (loss) per share - basic and diluted:
  As reported                                     $     0.02  $     (0.10)
  Pro forma                                       $     0.01  $     (0.11)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
risk free rate of 6%; volatility of 220% and 204.2%, 2003 and 2002, respectively; no assumed dividend yield; and expected lives of four years.

Stock  Warrants

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price. The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term. Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000. No warrants have been exercised as of March 31, 2003. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

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

     See Note 4 "Commitments and Contingent Liabilities" for a discussion of legal and management services provided by Mr. Baldwin.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2003 and 2002, Bannon earned $74,920 and $34,493, respectively.

Note 7.  Income  Taxes

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2003 and 2002, are as follows:

                                          March 31,
                                  --------------------------
                                      2003          2002
                                  ------------  ------------
Accrual to cash conversion        $    60,200   $   283,100
Net operating loss carryforwards    1,966,000     1,623,400
Valuation allowance                (2,026,200)   (1,906,500)
                                  ------------  ------------
     Net deferred tax asset       $        --   $        --
                                  ============  ============

     The increase in the valuation allowance during fiscal 2003 of $119,700 is the result of additional net tax losses incurred during the year.

     As of March 31, 2003, the Company has net operating loss carryforwards of approximately $5,784,000 which begin to expire in 2013 through 2023. Future utilization of the net operating loss carryforwards may be limited by changes in the ownership of the Company under section 382 of the Internal Revenue Code.

     The difference between the actual income expense or benefit of zero for fiscal years 2003 and 2002 and the expected amount using the statutory income tax rate of 34% results from the 100% valuation allowance on the deferred tax assets at each year end.


Note 8.  Legal  Proceedings

     In January 2003, the Company was named as a defendant in the District Court of El Paso County, Colorado by William W. Wollenberg. Mr. Wollenberg was a former employee of the Company, and has alleged that the Company breached the terms of an employment agreement with Mr. Wollenberg in connection with the agreement's expiration. Mr. Wollenberg is seeking monetary damages in the amount of $1,080,000. Shortly after the suit was filed, the Company removed the case to federal court in Denver, Colorado. Because the Company believes the claims are without merit, it has filed a motion for summary judgement seeking to dismiss the lawsuit based on the express wording of the agreement. The court has yet to rule on the motion for summary judgement. The Company intends to continue vigorously defending the suit.

Note 9.  Significant  Concentration

     Three clients accounted for approximately 10.2%, 20.4% and 29.8% of sales for the fiscal year ended March 31, 2003. No other clients represented more than 10% of sales of the Company for the fiscal year ended March 31, 2003. The Company had three clients, each which had in excess of 10% of the Company's accounts receivable balance at March 31, 2003. These three clients represented 14.2%, 19.1% and 39.0%, respectively, of the Company's accounts receivable balance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVER OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLINCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's directors and executive officers are as follows:

     NAME                  AGE                      OFFICE HELD
     ---------------       ---       -----------------------------------------
     Harry M. Neer          63       Director, Chief Executive Officer and
                                     President

     Larry K. Hinson        57       Director, Chief Financial Officer,
                                     Secretary and Treasurer

     John K. Baldwin        69       Chairman of the Board

     Eric H. Kolstad        42       Director

     Carl A. Chase          53       Sr. Vice President - Budgets & Controls

     Gregory H. Neer        35       Sr. Vice President - Operations

     Mark C. Neer           39       Sr. Vice President - Business Development

     Harry M. Neer. Mr. Neer has been President, Chief Executive Officer and a director of Rockport since 1997. Mr. Neer has a Masters degree in Hospital Administration and his entire career has been in the healthcare delivery and managed healthcare industry. Mr. Neer's experience includes serving as President of USA Health Network, as Division Vice President of the Hospital Corporation of America and as President of the Presbyterian Hospital System in Oklahoma City, Oklahoma. Prior to 1993, Mr. Neer was a consultant for USA Healthcare Network, Inc. and Columbia Hospital Systems. From January 1993 to October 1994, Mr. Neer was President of USA Health Holding, a holding company for a group of managed healthcare companies. From November 1994 to November 1997, Mr. Neer provided consulting services to the healthcare industry. Mr. Neer is the father of Gregory H. Neer and Mark C. Neer.

     Larry K. Hinson. Mr. Hinson has been Chief Financial Officer, Secretary, Treasurer and a director of Rockport since 1997. Mr. Hinson has a Bachelor of Business Administration degree with a major in accounting from the University of Texas. Mr. Hinson has over 30 years' experience as a CPA in a wide variety of industries, primarily in the insurance and healthcare industries. He has served as Chief Financial Officer of USA Healthcare Network, Inc., Vice President and Treasurer of Reserve Life Insurance Company of Dallas, Texas, and was formerly with KPMG, LLP in Dallas and Austin, Texas. From March 1989 to October 1994, Mr. Hinson was Vice Chairman and Chief Financial Officer of USA Health Holding Company and its subsidiaries and also served as President of USA Health Network Company. From November 1994 to November 1997, Mr. Hinson provided consulting services to the healthcare industry.

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

     Gregory H. Neer. Mr. Neer joined the Company in May 1997 as Director of MIS which ended March 2001 and was promoted to Senior Vice President - Operations effective as of April 2001. Mr. Neer's responsibilities include the development and maintenance of the Company's proprietary repricing software system. Mr. Neer has in excess of seven years' experience in information systems, sales and project management. Through the past five years, Mr. Neer has improved and maximized companies' resources through development of user-friendly interfaces including: Information System Consultant for Vauter Door Co. from August 1993 to January 1994, where he created and developed an interactive door manufacturing Windows' based application while working closely with management and staffed employees to tailor the program to specific needs and Sales Engineer/Project Manager for Stewart & Stevenson Services from October 1994 to May 1997, where he created and integrated Microsoft Access applications to track, manage and analyze trends and the status of requests for quotes, business contracted and loss.

     Mark C. Neer. Mr. Neer joined the Company in January 2000 as Vice President - Business Development which ended March 2001 and was promoted to Senior Vice President - Business Development effective as of April 2001. Mr.
Neer has a Bachelors degree in English Literature with a double minor in Business Administration and Psychology. Mr. Neer has over thirteen years' experience in physician practice management and healthcare consulting. He served as Director of Regional Operations for CareSelect Group, Inc. from October 1996 to February 2000, a national physician practice management company with responsibility for 22 specialty physicians, over 120 employees and an annual budget of $15 million in revenue. Prior to CareSelect, Mr. Neer served as a principal and senior healthcare consultant for Tactical Integration, Inc. from June 1994 to October 1996, representing Baylor College of Medicine, OrNda Health Care Systems, Cigna Health Care, and Blue Cross/Blue Shield of Texas. From 1988 to 1994, Mr. Neer served as the Administrator for a group of occupational medical clinics with responsibility for operating the facilities and developing the marketing programs that met industries' needs."

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

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the Company's named executive officers:

                           SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION        LONG TERM COMPENSATION
                                  ----------------------  -------------------------------
                                                                       AWARDS
                                                          -------------------------------
                                                                              Securities
Name and                  Fiscal                           Restricted Stock   Underlying
Principal Position         Year   Salary ($)   Bonus ($)      Awards ($)      Options (#)
------------------------  ------  -----------  ---------  ------------------  -----------
Harry M. Neer               2003  $   181,250         --                 --           --
President and Chief         2002  $   150,000         --                 --           --
Executive Officer           2001  $   150,000         --                 --      150,000
------------------------  ------  -----------  ---------  ------------------  -----------
Larry K. Hinson             2003  $   171,250         --                 --      125,000
Chief Financial Officer,    2002  $   150,000         --                 --      100,000
Secretary and Treasurer     2001  $   150,000         --                 --      125,000
------------------------  ------  -----------  ---------  ------------------  -----------
Carl A. Chase               2003  $   126,667         --                 --      120,000
Senior Vice President -     2002  $   120,000         --  $       25,000 (1)          --
Budgets & Controls          2001           --         --                       50,000 (1)
------------------------  ------  -----------  ---------  ------------------  -----------
Gregory H. Neer             2003  $   132,917         --                 --      245,000
Senior Vice President -     2002  $   108,333         --                 --      100,000
Operations                  2001  $    70,000         --                 --       53,500
------------------------  ------  -----------  ---------  ------------------  -----------
Mark C. Neer                2003  $   153,750         --                 --      245,000
Senior Vice President -     2002  $   130,000         --                 --      100,000
Business Development        2001  $   130,000         --                 --       20,000
------------------------  ------  -----------  ---------  ------------------  -----------
______________

(1) On April 1, 2001, Mr. Chase was issued 100,000 shares of restricted common stock valued at $25,000 in accordance with his employment agreement and on December 7, 2000, Mr. Chase was granted 50,000 nonqualified stock options for consulting services.

Option  Issuances

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended March 31, 2003, to the Company's named executive officers:

                               OPTION GRANTS IN LAST FISCAL YEAR
                                      (Individual Grants)

                      Number of
                     Securities       Percent of Total Options
                     Underlying        Granted to Employees in    Exercise or Base   Expiration
Name             Options Granted (#)         Fiscal Year          Price ($/Share)       Date
---------------  -------------------  -------------------------  ------------------  ----------
Larry K. Hinson              125,000                      16.2%  $             0.23      8/4/06
Carl A. Chase                120,000                      15.6%  $             0.23      8/4/06
Gregory H. Neer              245,000                      31.8%  $             0.23      8/4/06
Mark C. Neer                 245,000                      31.8%  $             0.23      8/4/06


     As of March 31, 2003, incentive stock options to purchase 907,900 shares exercisable at prices ranging from $0.20 to $0.50 per share that vest over a three-year period were outstanding under the Company's 2000 Long-Term Incentive Plan. Of this amount, 800,100 were issued to executive officers of the Company. As of March 31, 2003, nonqualified stock options to purchase 50,000 shares were granted to an executive officer of the Company, exercisable at $0.25 per share and are immediately exercisable. As of March 31, 2003, options to purchase
42,100 shares were available to be granted pursuant to the 2000 Long-Term Incentive Plan.

     As of March 31, 2003, incentive stock options to purchase 593,400 shares exercisable at prices ranging from $0.19 to $0.23 per share that vest over a three-year period were outstanding under the Company's 2002 Stock Option Plan. Of this amount, 583,400 were issued to executive officers of the Company. As of March 31, 2003, there were no nonqualified stock options outstanding. As of March 31, 2003, options to purchase 406,600 shares were available to be granted pursuant to the 2002 Stock Option Plan.

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR-END OPTION VALUES


                       Shares                  Number of Securities         Value of Unexercised
                 Acquired  on     Value       Underlying Unexercised            In-the-Money
Name             Exercise (#)  Realized ($)    Options at FY-End (#)        Options at FY-End ($)
----            ------------  ------------  -----------  --------------  -----------  --------------
                                             Exercisable  Unexercisable   Exercisable  Unexercisable
                                             -----------  --------------  -----------  --------------
Harry M. Neer              --            --      100,000          50,000           --              --
Larry K. Hinson            --            --      116,667         233,333           --              --
Carl A. Chase              --            --       50,000         120,000           --              --
Gregory H. Neer            --            --       68,999         329,501           --              --
Mark C. Neer               --            --       46,667         318,333           --              --

     The fair market value of the Company's common stock as of the end of the fiscal year ended March 31, 2003, was $0.19 per share. Since the exercise prices of the options listed above range between $0.23 and $.50 per share, the options were not in-the-money as of the end of the Company's fiscal year, and no value is set forth in the above table under Securities and Exchange Commission rules.

Equity  Compensation  Plans

     The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2000 Long-Term Incentive Plan and 2002 Stock Option Plan as of March 31, 2003, which have been approved by the Company's stockholders, and under compensation arrangements that were not approved by the Company's stockholders.

                                                                                 Number of Securities
                             Number of Securities                              Remaining Available for
                              To be Issued Upon         Weighted Average        Future Issuance Under
                           Exercise of Outstanding     Exercise Price of         Equity Compensation
                            Options, Warrants and     Outstanding Options,   Plans (Excluding Securities
                                    Rights            Warrants and Rights       Reflected in Column A)
Plan Category                        (A)                      (B)                        (C)
-------------                        ---                      ---                        ---
Equity Compensation Plans
Approved by Security
Holders                                  1,551,300   $                 0.29                       448,700
Equity Compensation Plans
Not Approved by Security
Holders                               1,000,000 (1)  $                0.345                            --
                           ------------------------------------------------------------------------------
    Total                                2,551,300   $                 0.31                       448,700
                           ==============================================================================

(1) In conjunction with a consulting services agreement with George Bogle, the Company issued warrants to purchase 1,000,000 shares of restricted common stock at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant, which was determined by the mean of the closing bid and asked prices, and are immediately exercisable.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

     The Company has entered into identical employment agreements with Messrs. Harry M. Neer and Larry K. Hinson. The employment agreements have one-year terms expiring December 31, 2001, which are automatically renewed for successive one-year periods, unless terminated by either party on three months notice, whereby each individual receives a fixed annual salary. Effective October 1, 2002, the Company's Board of Directors approved an increase of Mr. Neer's annual salary to $200,000 per year and an increase of Mr. Hinson's annual salary to $180,000 per year. If the Company terminates the employment agreements without cause before the expiration of the agreements, the terminated executive will receive a lump-sum payment equal to one-half of his base annual salary. Mr. Chase has a one-year employment agreement expiring March 31, 2002, which is automatically renewed for successive one-year periods, unless terminated by either party on three months notice, whereby he receives a fixed annual salary and a sign-on bonus of 100,000 shares of restricted common stock. Effective April 1, 2003, the Company's Board of Directors approved an increase of Mr. Chase's annual salary to $140,000 per year. If the Company terminates the employment agreement without cause before the expiration of the agreement, Mr. Chase will receive a lump-sum payment equal to one-half of his base annual salary. There are no employment agreements with Gregory H. Neer or Mark C. Neer.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     As of March 31, 2003, 13,626,302 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the Company's directors and executive officers and (c) all current directors and executive officers as a group.

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

NAME AND ADDRESS OF                                             NUMBER OF SHARES        PERCENTAGE OF
BENEFICIAL OWNER                                             BENEFICIALLY OWNED (1)  OUTSTANDING SHARES
John K. Baldwin (2)                                                   5,415,771 (2)                37.0%
Harry M. Neer                                                         1,196,755 (3)                 8.7%
Larry K. Hinson                                                         441,622 (4)                 3.2%
Eric H. Kolstad (5)                                                     120,983                       *
Carl A. Chase                                                           381,572 (6)                 2.8%
Gregory H. Neer                                                          93,999 (7)                   *
Mark C. Neer                                                             96,667 (8)                   *
All Executive Officers and Directors as a group (7 persons)           7,747,369 (9)                51.6%
Robert D. Johnson (10)                                               2,510,745 (10)                18.2%
George Bogle (11)                                                    1,025,000 (11)                 7.0%
Robert C. Johnson (12)                                                 974,929 (12)                 6.7%
______________________

*  Less  than  one  percent

(1) As of March 31, 2003, there were 13,626,302 shares of common stock outstanding. This does not include any stock options or warrants which are currently exercisable or shares of common stock to be issued upon the conversion of principal and accrued interest of the Company's convertible notes.
(2) Mr. Baldwin's business address is 901 Highland Avenue, Del Mar, California 92014. Includes 998,418 shares of common stock underlying a $300,000 convertible note and accrued interest of $59,430 as of March 31, 2003.
(3) Includes options to purchase 100,000 shares of common stock at an exercise price of $0.25 per share, expiring December 7, 2004.
(4) Includes options to purchase 116,667 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share, expiring December 7, 2004 and September 1, 2005. Also includes 108,318 shares held jointly by Mr. Hinson and his former spouse, of which Mr. Hinson has complete voting control.
(5) Mr. Kolstad's business address is 2600 Michelson Drive, 17th Floor, Irvine, California 92612.
(6) Includes options to purchase 50,000 shares of common stock at an exercise price of $0.25 per share, expiring December 7, 2004. Also includes 60,000 shares held by Mr. Chase's wife.
(7) Includes options to purchase 68,999 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share, expiring December 7, 2004 and September 1, 2005.
(8) Includes options to purchase 46,667 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share, expiring December 7, 2004 and September 1, 2005.
(9) Includes options to purchase 382,333 shares of common stock and 998,418 shares of common stock to be issued upon the conversion of $300,000 convertible  notes  and  $59,430  accrued  interest  on  the  notes.
(10) Mr. Johnson's business address is 13606 Bermuda Dunes Ct., Houston, Texas 77069. Includes 165,966 shares of common stock underlying a $50,000 convertible note and accrued interest of $9,748 as of March 31, 2003.
(11) Mr. Bogle's business address is 916 S. Capital of Texas Highway, Austin, Texas 78746. Includes warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.345 per share, expiring November 25, 2011.
(12) Mr. Johnson's business address is 7085 W. Belmont Dr., Littleton, Colorado 80123. Includes 849,929 shares of common stock underlying $250,000 principal amount of convertible notes and accrued interest of $43,610 as of March 31, 2003.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

     On June 16, 2001, the Company issued a three-year 10% convertible subordinated unsecured note to Mr. Baldwin in the amount of $300,000. The note is convertible into common stock at a conversion price of $.36 per share anytime prior to June 2004. On December 31, 2002, the Company renegotiated the terms of the note and extended the due date and conversion date to April 1, 2005. As of March 31, 2003, accrued interest of $59,430 was due to Mr. Baldwin. On November 26, 2001 and on January 9, 2002, the Company borrowed $50,000 and $50,000, respectively, from Mr. Baldwin on a short-term note due June 30, 2002 at an annual interest rate of 8%. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees and $34,493 of accrued overwrite fees due to Mr. Baldwin to the principal amount of the note. On December 31, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005.

     Mr. Baldwin has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2003. During the years ended March 31, 2003 and 2002, Mr. Baldwin earned $72,000 and $78,000, respectively, from this agreement. Mr. Baldwin had a consulting agreement with the Company effective April 1, 2001, whereby he was to perform various management services to the Company and earned a consulting fee equal to a two percent (2%) overwrite on the gross fees earned of the Company's workers' compensation network. During the year ended March 31, 2002, Mr. Baldwin earned $34,493 from this agreement. This agreement was not renewed effective April 1, 2002.

     On June 9, 2001, the Company issued a three-year 10% convertible subordinated unsecured note to Mr. Robert D. Johnson, a former director of the Company, in the amount of $50,000. The note is convertible into common stock at a conversion price of $.36 per share anytime prior to June 2004. As of March 31, 2003, accrued interest of $9,748 was due to Mr. Johnson. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated, which was owned by Mr. Johnson prior to its dissolution. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the years ended March 31, 2003 and 2002, Mr. Johnson earned $74,920 and $34,493, respectively, from this agreement

     On June 16, 2001, the Company issued a three-year 10% convertible subordinated unsecured note to Mr. Robert C. Johnson in the amount of $150,000. Mr. Johnson is not related to Mr. Robert D. Johnson. The note is convertible into common stock at a conversion price of $.36 per share anytime prior to June 2004. On October 30, 2001, the Company issued a three-year 10% convertible subordinated unsecured note to Mr. Johnson in the amount of $100,000. The note is convertible into common stock at a conversion price of $.325 per share anytime prior to October 2004. As of March 31, 2003, accrued interest on the notes of $43,610 was due to Mr. Johnson.

     On November 29, 2001, the Company issued to Mr. George Bogle 25,000 shares of common stock in consideration of consulting services valued at $7,500. On November 26, 2001, in conjunction with a consulting services agreement with Mr. Bogle, the Company issued warrants to purchase 1,000,000 shares of restricted common stock at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant, which was determined by the mean of the closing bid and asked price, and are immediately exercisable. No warrants have been exercised as of March 31, 2003.

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.  The  following exhibits of the Company are included herein.

Exhibit  No.        Description
------------        -----------


2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration
                    Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2 Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16, 1998 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3, 2002)
3.3 Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002 (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
3.4 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.3 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.5 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.6                2000  Long-Term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.7 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.8 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.9 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.10 Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.11 Workers' Compensation Master Preferred Client Agreement with PPONext (formerly Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)

10.12 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
10.13 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB dated November 14, 2002)
21.1                Subsidiaries  of  Registrant  (incorporated  by reference to
                    Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
23.1                Consent  of  Hein  +  Associates,  LLP
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.

     (b) Reports on Form 8-K. - The Registrant has not filed any reports on Form 8-K during the quarter covered by this Form 10-KSB.

ITEM  14.  CONTROLS  AND  PROCEDURES

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on June 25, 2003. Based on his evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended March 31, 2003. Subsequent to June 25, 2003, through the date of this filing of Form 10-KSB for the year ended March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses that would require corrective action.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                               ROCKPORT  HEALTHCARE  GROUP,  INC.

                               By:   /s/  Larry  K.  Hinson
                               ---------------------------------------
                               Larry K. Hinson, Principal Accounting Officer, Chief Financial Officer, Secretary and Treasurer

                               Date:  June 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title               Date
---------                    -----               ----


/s/  John  K. Baldwin     Chairman of the Board                   June 30, 2003
---------------------
John  K.  Baldwin


/s/  Harry  M.  Neer      President,  Chief Executive             June 30, 2003
--------------------
Harry  M.  Neer           Officer  and  Director


/s/  Larry  K. Hinson     Secretary, Chief Financial Officer,     June 30, 2003
---------------------
Larry  K.  Hinson         Treasurer  and  Director


/s/  Eric  H.  Kolstad    Director                                June  30, 2003
----------------------
Eric  H.  Kolstad

I, Harry M. Neer, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Rockport Healthcare Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 30, 2003



/s/  Harry M. Neer
------------------
Harry M. Neer,
Chief Executive Officer

I, Larry K. Hinson, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Rockport Healthcare Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June  30,  2003



/s/  Larry  K.  Hinson
----------------------
Larry  K.  Hinson,
Chief  Financial  Officer

                                  EXHIBIT INDEX

Exhibit  No.        Description
------------        -----------


2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration
                    Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2 Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16, 1998 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3, 2002)
3.3 Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002 (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
3.4 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.2 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.3 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4 Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.5 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.6                2000  Long-Term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.7 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.8 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.9 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.10 Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.11 Workers' Compensation Master Preferred Client Agreement with PPONext (formerly Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.12 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
10.13 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB dated November 14, 2002)
21.1                Subsidiaries  of  Registrant  (incorporated  by reference to
                    Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)

23.1                Consent  of  Hein  +  Associates,  LLP
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.