Form 10QSB
period 2003-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2003-08-14
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  June  30,  2003
[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                   33-0611497
-------------------------------------     --------------------------------------
    (State or other jurisdiction                       (IRS Employer
  of incorporation or organization)                  Identification No.)


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

                             Yes [X]         No [ ]


     As of August 14, 2003, there were outstanding 14,165,050 shares of common stock, $.001 par value per share.

 Transitional  Small  Business  Disclosure Format (Check one): Yes [ ]   No [X]
 ------------------------------------------------------------------------------

                         ROCKPORT HEALTHCARE GROUP, INC.
                             INDEX TO FORM 10-QSB/A
                                  JUNE 30, 2002

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets                         3
                  June 30, 2003  (unaudited) and March 31, 2003

                 Condensed Consolidated Statements of Operations (unaudited)   4
                  Three Months Ended June 30, 2003 and 2002

                 Condensed Consolidated Statement of Changes in                5
                  Shareholders' Deficit Three Months Ended
                  June 30, 2003 (unaudited) and Year Ended
                  March 31, 2003

                 Condensed Consolidated Statements of Cash Flows (unaudited)   6
                  Three Months Ended June 30, 2003 and 2002

                 Notes to Unaudited Condensed Consolidated                     7
                  Financial Statements

        Item 2.  Management's Discussion and Analysis of Results of           13
                  Operations and Financial Condition

        Item 3.  Controls and Procedures                                      20

PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                                            21

        Item 2.  Changes in Securities and Use of Proceeds                    21

        Item 3.  Defaults Upon Senior Securities                              21

        Item 4.  Submission of Matters to a Vote of Security Holders          21

        Item 5.  Other Information                                            21

        Item 6.  Exhibits and Reports on Form 8-K                             22

                         PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                ROCKPORT HEALTHCARE GROUP, INC.
                                        AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,     March 31,
                                                                         2003          2003
                                      ASSETS                         (Unaudited)
                                                                     --------------------------
Current assets:
    Cash                                                             $   101,088   $    65,493
    Accounts receivable, net of allowance of $20,000 at June 30
      and March 31, 2003                                                 797,686       893,860
    Prepaid expenses                                                      18,738        20,177
                                                                     --------------------------
        Total current assets                                             917,512       979,530
                                                                     --------------------------
Property and equipment:
    Office furniture and equipment                                        42,300        41,812
    Computer equipment and software                                      114,438       114,568
    Telephone equipment                                                   15,734        15,734
                                                                     --------------------------
                                                                         172,472       172,114
    Less accumulated depreciation                                       (119,201)     (113,759)
                                                                     --------------------------
        Net property and equipment                                        53,271        58,355
                                                                     --------------------------
Other assets:
    Deposits                                                               9,038         9,038
    Intangible assets, net                                                82,101        85,534
                                                                     --------------------------
                                                                          91,139        94,572
                                                                     --------------------------
Total assets                                                         $ 1,061,922   $ 1,132,457
                                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt                             $   200,000   $        --
    Accounts payable, trade                                              227,066       271,185
    Due to directors, officers and employees                              26,994        26,994
    Other current liabilities                                            412,368       422,681
                                                                     --------------------------
        Total current liabilities                                        866,428       720,860
                                                                     --------------------------
Long-term debt                                                           827,493     1,027,493
                                                                     --------------------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                             --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      13,665,050 and 13,626,302 shares issued and outstanding at
      June 30 and March 31, 2003, respectively                            13,665        13,626
    Additional paid-in capital                                         6,314,439     6,300,916
    Accumulated deficit                                               (6,960,103)   (6,930,438)
                                                                     --------------------------
         Total shareholders' deficit                                    (631,999)     (615,896)
                                                                     --------------------------
Total liabilities and shareholders' equity (deficit)                 $ 1,061,922   $ 1,132,457
                                                                     ==========================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                 AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three Months Ended
                                                                 June 30,
                                                        -------------------------
                                                            2003         2002
                                                        -------------------------
Revenue                                                 $   895,617   $   890,916
Cost of sales                                               285,262       215,836
                                                        -------------------------
        Gross profit                                        610,355       675,080
                                                        -------------------------

Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                            441,637       392,138
    Office administration                                    79,209        81,129
    Professional services                                    60,843        67,650
    Other                                                    19,638        12,672
                                                         -------------------------
Total selling, general and administrative expenses          601,327       553,589
  Depreciation and amortization                               8,875         8,929
                                                        -------------------------
        Total operating expenses                            610,202       562,518
                                                        -------------------------

Income from operations                                          153       112,562
Interest, net                                                29,818        26,382
                                                        -------------------------
Net income (loss)                                       $   (29,665)  $    86,180
                                                        =========================

Net income (loss) per share:
  Basic                                                 $      0.00   $      0.01
                                                        =========================
  Diluted                                               $      0.00   $      0.01
                                                        =========================


Weighted average number of common shares outstanding:
  Basic                                                  13,627,595    13,388,077
                                                        =========================
  Diluted                                                13,627,595    17,803,486
                                                        =========================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                                     ROCKPORT HEALTHCARE GROUP, INC.
                                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                (DEFICIT)
                  FOR THE YEAR ENDED MARCH 31, 2003 AND THREE MONTHS ENDED JUNE 30, 2003

                                                                                                 Total
                                             Common Stock          Additional                 Shareholders'
                                       --------------------------    Paid-in     Accumulated     Equity
                                         Shares        Amount        Capital       Deficit      (Deficit)
                                       ------------------------------------------------------------------
Balances March 31, 2002                13,387,870  $       13,387  $  6,243,613  $(7,148,819)  $(891,819)
Stock issued for services                 238,432             239        57,303           --      57,542
Net income                                     --              --            --      218,381     218,381
                                       ------------------------------------------------------------------
Balances March 31, 2003                13,626,302          13,626     6,300,916   (6,930,438)   (615,896)
Stock issued for services (unaudited)      38,748              39        13,523           --      13,562
Net loss (unaudited)                           --              --            --      (29,665)    (29,665)
                                       ------------------------------------------------------------------
Balances June 30, 2003 (unaudited)     13,665,050  $       13,665  $  6,314,439  $(6,960,103)  $(631,999)
                                       ==================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                     AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                        (UNAUDITED)

                                                                       2003        2002
                                                                     ---------------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                $(29,665)  $  86,180
    Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
        Depreciation                                                    5,442       5,496
        Amortization                                                    3,433       3,433
        Issuance of stock for services                                 13,562       7,107
        Changes in assets and liabilities:
            Accounts receivable - trade                                96,174    (134,246)
            Prepaid expenses                                            1,439      (7,932)
            Accounts payable                                          (44,119)     48,688
            Due to directors, officers and employees                       --       2,521
            Other current liabilities                                 (10,313)     69,059
                                                                     ---------------------
Cash provided by operating activities                                  35,953      80,306
                                                                     ---------------------

Investing activities:
    Purchase of fixed assets                                             (358)         --
                                                                     ---------------------

Financing activities:
    Proceeds from notes payable                                            --       7,500
                                                                     ---------------------
Net increase in cash                                                   35,595      87,806
Cash and cash equivalents, beginning of period                         65,493      42,637
                                                                     ---------------------
Cash and cash equivalents, end of period                             $101,088   $ 130,443
                                                                     =====================

Supplemental cash flow information:
    Interest paid                                                    $  7,500   $   7,500
                                                                     =====================

Non-cash transactions:
    Transfer of amounts due to a director to notes payable           $     --   $ 127,493
                                                                     =====================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note  1.  Description  of  Business

          STATEMENT  OF  INFORMATION  FURNISHED

          The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three-month periods ended June 30, 2003 and 2002, and the cash flows for the three-month periods ended June 30, 2003 and 2002.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003, previously filed with the Securities and Exchange Commission.

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

          The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. The Company currently has 311,409 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

          As  of June 30, 2003, the Company has three wholly owned subsidiaries:
Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

Note  2.   Notes  Payable

     Notes  payable  consist  of  the  following:

                                                                June 30,   March 31,
                                                                  2003       2003
                                                               ----------  ----------
Convertible unsecured notes payable to a shareholder, with
  interest payable monthly at 15% per annum.  The notes are
  personally guaranteed by two officers of the Company.  On
  March 31, 2002, the Company renegotiated the terms of
  the notes which were originally convertible into Company
  common stock at an average conversion price of $1.50 per
  share and due April 1, 2003.  The notes are now
  convertible into Company common stock at any time prior
  to April 1, 2005 at a conversion price of $.36 per share
  and were due April 1, 2004.  On December 31, 2002, the due date of the notes was extended to April 1, 2006.  The
  Company issued 150,000 shares of its common stock in
  connection with these notes, the cost of which was
  recorded as loan fees and amortized using the interest
  yield method over the original term of the notes.            $  200,000  $  200,000

Unsecured note payable due to a director with interest at
  8% per annum and principal and interest due April 1, 2004.
  On December 31, 2002, the Company renegotiated the due
  date of the note which is now due April 1, 2005.                227,493     227,493

Three-year 10% convertible subordinated unsecured notes
  to shareholders due June and October 2004.  Interest is
  either accrued or paid quarterly, as determined by the
  Board of Directors.  The notes are convertible into
  Company common stock at conversion prices ranging from
  .325 to $.36 per share anytime prior to their maturity in
  June and October 2004.  On December 31, 2002, the
  Company renegotiated the terms of $300,000 principal
  amount of these notes with a director of the Company and
  extended the due date and conversion date to April 1,
  2005.                                                           600,000     600,000
                                                               ----------  ----------
Total                                                          $1,027,493  $1,027,493
                                                               ==========  ==========
Less current portion                                             (200,000)
                                                               ----------
                                                               $  827,493

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

Note  3.  Commitments  and  Contingencies

          One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:


     Twelve Months Ending June 30,
     -----------------------------
                2004                          $175,680
                2005                            55,729
                                              --------
                       Total                  $231,409
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

          Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2003. During the three-month periods ended June 30, 2003 and 2002, Mr. Baldwin earned $19,500 and $15,000, respectively, from this agreement.

          On  November  26,  2001  and  on January 9, 2002, the Company borrowed
$50,000 and $50,000, respectively, from Mr. Baldwin on a short-term note due June 30, 2002 at an annual interest rate of 8%. On June 30, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2004. Additionally, the Company added $93,000 of accrued legal fees and $34,493 of accrued overwrite fees due to Mr. Baldwin to the principal amount of the note and increased the aforementioned legal fees to a minimum of $6,500 per month effective August 1, 2002. On December 31, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005.

Note  4.  Stock  Options  and  Warrants

Stock  Options

          On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2002 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2003, incentive stock options to purchase 608,400 shares exercisable at prices ranging from $.19 to $.23 per share that vest over a three-year period had been granted. None of these stock options were exercisable as of June 30, 2003. No non-qualified stock options have been granted under the 2002 Plan.

          On December 7, 2000, the Board of Directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). On September 5, 2001, the 2000 Plan was approved by the shareholders of the Company. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2003, incentive stock options to purchase 932,900 shares, exercisable at prices ranging from $.19 to $.50 per share that vest over a three-year period had been granted. Of this amount, 387,533 stock options were exercisable as of June 30, 2003. As of June 30, 2003, nonqualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable had been granted.

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's June 30, 2003 net loss and June 30, 2002 net income would have been changed to the pro forma amounts indicated below.

                                                          June 30,    June 30,
                                                            2003        2002
                                                         ----------------------
     Net income (loss):
       As reported                                       $ (29,665)  $  86,180
       Stock based compensation under fair value method    (19,320)    (14,023)
                                                         ----------------------
       Pro forma                                         $ (48,985)  $  72,157
                                                         ======================

     Net income (loss) per share - basic and diluted:
       As reported                                       $    0.00   $    0.01
       Stock based compensation under fair value method  $    0.00   $   (0.01)
       Pro forma                                         $    0.00   $    0.00

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
risk free rate of 5%; volatility of 199% and 220%, for 2003 and 2002, respectively; no assumed dividend yield; and expected lives of four years.

          Stock  Warrants

          On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean of the closing bid and asked price, and immediately exercisable. The theoretical value of the stock warrants issued as non-cash compensation to an individual was determined to be $345,000. No warrants have been exercised as of June 30, 2003. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note  5.  Related  Party  Transactions

          See Note 3 "Commitments and Contingencies" for a discussion of legal services being provided by Mr. Baldwin and Note 2 "Notes Payable" for a discussion of borrowings with related parties.

          During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the year ended March 31, 2003 and three month period ended June 30, 2003, Bannon earned $74,920 and $17,912, respectively.

Note  6.     Income  Taxes

          The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2003 and 2002, are as follows:

                                                March 31,
                                       ----------------------------
                                           2003           2002
                                       ------------  --------------
     Accrual to cash conversion        $    60,200   $     283,100
     Net operating loss carryforwards    1,966,000       1,623,400
     Valuation allowance                (2,026,200)  (( (1,906,500)
                                       ------------  --------------
      Net deferred tax asset           $        --   $          --
                                       ============  ==============

          The increase in the valuation allowance during fiscal 2003 of $119,700 is the result of additional net tax losses incurred during the year.

          As of March 31, 2003, the Company has net operating loss carryforwards of approximately $5,784,000 which expires in 2013 through 2023. Future utilization of the net operating loss carryforwards may be limited by changes in the ownership of the Company under section 382 of the Internal Revenue Code.

          The difference between the actual income tax expense or benefit of zero for fiscal years 2003 and 2002 and the expected amount using the statutory income tax rate of 34% results from the 100% valuation allowance on the deferred tax assets at each year end.

Note  7.  Significant  Concentration

          Two clients accounted for approximately 25.9% and 29.6% of sales for the three months ended June 30, 2003. No other clients represented more than 10% of sales of the Company for the three months ended June 30, 2003. At June 30, 2003, three clients accounted for approximately 11.6%, 12.2% and 41.3% of the Company's accounts receivable balances. No other clients represented more than 10% of the accounts receivable balances at June 30, 2003.

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

Note  9.  Subsequent  Events

          Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., ("Protegrity"), a third party administrator ("TPA") and managed care organization. The purchase of the Protegrity network brought the number of healthcare providers in the Company's network to in excess of 300,000 providers nationwide. The Company issued 500,000 shares of its restricted common stock to Protegrity as consideration and recorded $175,000 as an intangible asset to be amortized over a ten-year period. In addition to the stock issuance, Protegrity obtained an earnout fee equal to a percentage of the Company's gross revenue billed and collected in the states of Florida, Kentucky and Missouri for a period of five years following the effective date of the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS


                    Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause results to differ from projections include, for example:

          - the Company's ability to forge satisfactory relationships with healthcare providers and employers and enroll sufficient numbers of employees of contracting employers to utilize the Company's services;
          -    continued  efforts  to  control  healthcare  costs;
          - potential regulation intervention, if the Company fails to comply with regulatory requirements;
          - proposed future efforts to control administrative costs, future provider utilization rates;
          -    future  government  regulations;
          -    the  ability  of the Company to price its products competitively;
          - the ability to successfully integrate the Protegrity Services provider contracts;
          - sources for sufficient additional capital to meet the Company's growth and operations; and
          - the failure to properly manage and successfully integrate additional providers.

                    The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

          The following discussion and analysis of the Company's financial condition as of June 30, 2003, the Company's results of operations for the three month periods ended June 30, 2003 and 2002, and the Company's cash flows for the three month periods ended June 30, 2003 and 2002, should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

          The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. The Company currently has 311,409 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

CRITICAL  ACCOUNTING  POLICIES

          Revenue is recognized when earned. Revenue is earned at such time as the Company's contractual discounts with its healthcare providers are applied to its clients' medical bills which produces a medical cost savings. The Company's revenue is a contractual percentage of the medical cost savings realized. At the time the contractual discounts are applied and collection is reasonably assured, the revenue is realized.

          See Note 2 "Summary of Significant Accounting Policies" to the Company's audited financial statements included in its Form 10-KSB for the year ended March 31, 2003 for the Company's additional critical accounting policies.

RESULTS  OF  OPERATIONS

Quarter Ended June 30, 2003 to Quarter Ended June 30, 2002

          The following table sets forth certain operating information regarding the Company for the three-month periods ended June 30, 2003 and 2002:

                                                                   June 30,
                                                             -------------------
                                                               2003       2002
                                                             -------------------
     Revenue                                                 $895,617   $890,916
         Cost of sales                                        285,262    215,836
                                                             -------------------
     Gross profit                                             610,355    675,080
         Selling, general and administrative expenses         601,327    553,589
         Depreciation and amortization                          8,875      8,929
                                                             -------------------
     Income (loss) from operations                                153    112,562
     Interest, net                                             29,818     26,382
                                                             -------------------
     Net income (loss)                                       $(29,665)  $ 86,180
                                                             ===================
     Net income (loss) per share - basic and diluted         $   0.00   $   0.01
                                                             ===================

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

          Two key components of the Company's revenue are the number of in-network medical bills from contracted healthcare providers processed during the period and the number of healthcare providers within the Company's PPO network. Medical bills are bills for services rendered for an injured employee by the Company's contracted healthcare providers. Medical bills are processed two different ways for the Company's clients. The Company processes the medical bills and reprices them in accordance with the contract terms the Company has with its healthcare providers utilizing its proprietary software system and provides data management for its clients. The second way medical bills are processed is when the Company's clients perform repricing of the medical bills using the Company's contract terms with its healthcare providers within the clients' software systems. The number of in-network medical bills processed by the Company decreased by 6% from 63,494 bills during the three months ended June 30, 2002, to 59,738 bills during the three months ended June 30, 2003. This decrease was primarily due to a decrease in medical bill activity by a number of the Company's clients. During the same time period, the number of in-network medical bills processed by the Company's clients within their software systems increased by 18% to 139,179 bills from 117,958 bills during the 2002 period. This increase was a result of increased medical bill activity by a majority of the Company's clients who process bills within their software systems. Total in-network medical bills processed, both by the Company and the Company's clients, increased by 10% from 181,452 during the three months ended June 30, 2002, to 198,917 during the three months ended June 30, 2003. The number of in-network bills processed by both the Company and the Company's clients during the three months ended June 30, 2003 when compared to the three months ended December 31, 2002, decreased by 7% from 214,584 to 198,917.

          The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., ("Protegrity") which included certified networks in the states of Florida and Kentucky and providers in a variety of other states. The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States. This purchase brought the total number of providers within the Company's network to 311,409 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

          At the end of the fiscal quarter ended June 30, 2003, the number of clients and their customers utilizing the Company's provider network had increased to 243, an decrease of 12 clients and customers over the fiscal quarter ended June 30, 2002. Of these amounts, as of June 30, 2003, the Company had access agreements with 29 clients who in turn had 214 customers utilizing Rockport's provider network. This was an increase of 4 clients and a decrease of 16 customers over the quarter ended June 30, 2002. The number of customers accessing the Company's network during any time period varies based on such customer's medical needs, as such the number of customers that access the Company's network will vary from period to period. Consequently, the increase in the number of clients and their customers, coupled with an increase in the number of employers and insurance companies who are the ultimate beneficiaries of the Company's network, resulted in an increase in revenue for the three months ended June 30, 2003, of 1% to $895,617, an increase of $4,701 from $890,916 for the three months ended June 30, 2002. The Company saved its clients in excess of $7.8 million during the three months ended June 30, 2003.

          With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the three months ended June 30, 2003. Those clients were, Intracorp which contributed 29.6% of total revenue and Fair Isaac & Co. (formerly HNC Insurance Solutions, Inc.) which contributed 25.9% of total revenue.

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

          Cost of sales. The Company's cost of sales consist of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales increased by $69,426, or 32%, from $215,836 during the quarter ended June 30, 2002, to $285,262 during the quarter ended June 30, 2003. Substantially all of this increase was due to increased fees to access third party provider networks. As the Company expands its business outside the state of Texas, to states where it does not have its own network, network access fees will increase. The purchasse of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will earn an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenues from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the quarter ended June 30, 2003, cost of sales were comprised of network access fees of $230,513, sales commissions of $36,837 and commission overwrites of $17,912.

          A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. The Company issued 38,748 shares of its restricted common stock during the quarter ended June 30, 2003, for this bonus which was valued at $13,562. Additionally, for the quarter ended June 30, 2003, these two individuals earned sales commissions in the aggregate of $11,808. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the quarter ended June 30, 2003, Bannon earned $17,912.

          Gross profit. The Company's gross profit decreased by $64,725, or 10%, from $675,080 during the quarter ended June 30, 2002, to $610,355 during the quarter ended June 30, 2003. Gross profit as a percentage of sales decreased from 76% during the quarter ended June 30, 2002, to 68% during the quarter ended June 30, 2003. The decrease in gross profit was attributable to the increase in access fees paid to access third party networks. The Company predicts its gross profit as a percentage of sales will continue to decrease as it expands its business outside the state of Texas and continues to incur access fees to third party networks, however, having network partners is the most economical method of building a nationwide network.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by $47,738, or 9%, from $553,589 during the three months ended June 30, 2002, to $601,327 during the three months ended June 30, 2003. Payroll and related expenses increased from $392,138 during the three months ended June 30, 2002, to $441,637 during the three months ended June 30, 2003. The primary cause of the increase was an increase in the cost of medical insurance premiums for the Company's employees of $24,854 and the addition of personnel in Florida and the Company's MIS Department. Office administration expenses decreased from $81,129 during the three months ended June 30, 2002, to $79,209, or 2%, during the three months ended June 30, 2003.

          Professional services, which are comprised of accounting and audit, legal, investor relations and consulting and other professional fees, decreased from $67,650 during the three months ended June 30, 2002, to $60,843, or 10%, during the three months ended June 30, 2003. When compared to the previous years quarter, current quarter accounting and audit fees decreased by $3,550, fees for investor relations increased by $4,164, consulting and other professional fees decreased by $3,000 and legal fees decreased by $4,421.

          Other selling, general and administrative expenses increased from $12,672 during the three months ended June 30, 2002, to $19,638, or 55%, during the three months ended June 30, 2003. The primary component of the increase in other selling, general and administrative expenses when compared to the prior year quarter was increased expenses associated with increased travel by the Company's sales and marketing personnel.

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

          Interest expense. Interest expense increased by $3,436, or 13%, from $26,382 for the three months ended June 30, 2002, to $29,818 for the three months ended June 30, 2003. At June 30, 2003, the Company had $200,000 principal amount due to a shareholder on two notes due April 1, 2006 with interest payable monthly at 15%. Interest expense on these notes incurred during the current quarter was $7,500. At June 30, 2003, the Company had $600,000 principal amount due on its three-year 10% convertible subordinated unsecured notes, $300,000 principal amount due June and October 2004 and $300,000 principal amount due April 1, 2005. The Company is not paying the interest on these notes but is accruing and adding interest to the principal balances on a quarterly basis. Interest expense on these notes incurred during the current quarter was $17,771. The Company has $227,493 principal amount on a note due to a director at June 30, 2003, which note is due April 1, 2005 and interest is payable monthly at 8%. Interest expense on this note incurred during the current quarter was $4,547. The Company anticipates interest expense will increase in the future as a result of these notes.

          Net income (loss). The Company had a net loss for the three months ended June 30, 2003, of $29,665, or $0.00 per share (basic and diluted), compared with net income of $86,180, or $0.01 per share (basic and diluted), for the three months ended June 30, 2002. As discussed above, the two primary components which resulted in the loss for the three months ended June 30, 2003, was an increase in access fees incurred to access third party networks and an increase in selling, general and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

The following summary table presents comparative cash flows of the Company for the three-month periods ended June 30, 2003 and 2002:

                                                              June 30,
                                                         -----------------
                                                           2003     2002
                                                         -----------------
         Net cash provided by operating activities       $35,953   $80,306
         Net cash used in investing activities           $  (358)  $    --
         Net cash provided by financing activities       $    --   $ 7,500


         Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash provided by operating activities for the three months ended June 30, 2003, was $35,953 compared with $80,306 for the three months ended June 30, 2002. This was a decrease in net cash provided by operating activities of $44,353 when compared to the prior year quarter. The components of net cash provided by operating activities for the 2003 period were a net loss of $29,665, non-cash charges of $22,437, increases in accounts receivable and prepaid expenses of $96,174 and $1,439, respectively, and decreases in accounts payable and other current liabilities of $44,119 and $10,313, respectively.

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

         On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. This note earns interest at 8% per annum, which is paid monthly, and the principal amount of the note is due April 1, 2004. On June 30, 2002, the Company renegotiated the terms of the note and added $93,000 of accrued consulting fees due to the director and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. On December 31, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005.

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

         Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At June 30, 2003, the Company had available cash in non-restrictive accounts of $101,088 and positive working capital of $51,084. The Company has experienced growth in revenue from the utilization of its provider network by its clients and their customers. The Company believes this growth of revenue will continue into the future based upon the increased business its current clients have been experiencing and new potential clients the Company has identified.

         For fiscal 2004 the Company is projecting its monthly cash operating expenses to be approximately $200,000. The Company does not require any funding for capital expenditures during the current fiscal year. The Company does have $200,000 principal amount and accrued interest of its three-year 10% convertible subordinated unsecured notes due in June 2004. Even though the Company reported a loss for the three months ended June 30, 2003, the Company is generating positive cash flow from operations. Management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. As such, the Company does not anticipate the need for additional external financing to fund operations for fiscal 2004. The Company's continued growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

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

Item 3.  CONTROLS AND PROCEDURES

         In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II     OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities and Use of Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended June 30, 2003, that were not registered under the Securities Act.

         On June 30, 2003, under the terms of a written contract executed by the Company, the Company issued 19,374 shares of common stock to Mike Catala in consideration of marketing services valued at $6,781 pursuant to the exemption provided by Section 4(2) of the Securities Act.

         On June 30, 2003, under the terms of a written contract executed by the Company, the Company issued 19,374 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $6,781 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits.  The  following  exhibits  of the Company are included herein.

Exhibit No.   Description
------------  ---------------------------------------------------------------------------------------------
        2.1     Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to
                Registrant's Current Report on Form 8-K, dated January 5, 1998)
        3.1     Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to
                Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-
                23514)
        3.2     Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16,
                1998 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-
                KSB/A, dated June 3, 2002)
        3.3     Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14,
                2002 (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October
                24, 2002, SEC File No. 333-100732)
        3.4     Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to
                Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
        4.1     Specimen of Registrant's Common Stock Certificate (incorporated by reference to
                Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
        4.2     Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
       10.1     Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to
                Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
       10.3     Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
       10.4     Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
       10.5     Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
       10.6     Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027
                (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-
                KSB/A, dated June 29, 2000)
       10.7     2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to Registrant's
                Form S-8, dated April 24, 2001, SEC File No. 333-59476)
       10.8     Amended Engagement Agreement with John K. Baldwin (incorporated by reference to
                Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
       10.9     Consulting Services agreement with George Bogle (incorporated by reference to Exhibit
                10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
      10.10     Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to
                Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
      10.11     Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation
                Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999,
                (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-
                QSB, dated August 14, 2002)  (1)
      10.12     Workers' Compensation Master Preferred Client Agreement with PPONext (formerly
                Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to
                Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002)  (1)
      10.13     Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to
                Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-
                100732)
      10.14     Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its
                Officers and Directors (incorporated by reference to Registrant's Quarterly Report on
                Form 10-QSB dated November 14, 2002)


       21.1     Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual
                Report on Form 10-KSB/A, dated June 29, 2000)
       31.1     Certification of Harry M. Neer, Chief Executive Officer
       31.2     Certification of Larry K. Hinson, Chief Financial Officer
       32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002.
       32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002.

(1) The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.

     (b)  Reports  on  Form  8-K:

               i) Registrant filed a report on Form 8-K on July 3, 2003, disclosing events pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the year ended March 31, 2003.
               ii) Registrant filed a report on Form 8-K on July 14, 2003, disclosing events pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company announced the acquisition of a certified network in Florida and Kentucky.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT  HEALTHCARE  GROUP,  INC.
(Registrant)

August  14,  2003             /s/  Larry  K.  Hinson
                              --------------------------------------------------
                              Larry  K.  Hinson
                              Chief  Financial  and Principle Accounting Officer
                              (Duly  authorized  officer)