Form 10QSB
period 2003-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2003-11-14
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  September  30,  2003

[  ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                        Delaware                               33-0611497
           -----------------------------------            ---------------------
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

                             Yes [X]         No [_]
                                  -

     As of November 14, 2003, there were outstanding 14,186,898 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]
     -----------------------------------------------------------------------

                         ROCKPORT HEALTHCARE GROUP, INC.
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2003

                                                                                              Page No.
                                                                                              --------
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets
                      September 30, 2003  (unaudited) and March 31, 2003                         3

                    Condensed Consolidated Statements of Operations (unaudited)                  4
                      Three and Six Months Ended September 30, 2003 and 2002

                    Condensed Consolidated Statement of Changes in Shareholders'                 5
                      Deficit Six Months Ended September 30, 2003 (unaudited) and Year Ended
                      March 31, 2003

                    Condensed Consolidated Statements of Cash Flows (unaudited)                  6
                      Six Months Ended September 30, 2003 and 2002

                    Notes to Unaudited Condensed Consolidated Financial Statements               7

          Item 2.   Management's Discussion and Analysis of Results of                          13
                      Operations and Financial Condition

          Item 3.   Controls and Procedures                                                     19

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                           21

          Item 2.   Changes in Securities and Use of Proceeds                                   21

          Item 3.   Defaults Upon Senior Securities                                             21

          Item 4.   Submission of Matters to a Vote of Security Holders                         21

          Item 5.   Other Information                                                           21

          Item 6.   Exhibits and Reports on Form 8-K                                            23

                         PART I.  FINANCIAL INFORMATION

Item  1.     FINANCIAL  STATEMENTS


                                 ROCKPORT HEALTHCARE GROUP, INC.
                                         AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,   March 31,
                                                                           2003          2003
                                                                       --------------------------
                                   ASSETS                               (Unaudited)
Current assets:
    Cash                                                               $    64,520   $    65,493
    Accounts receivable, net of allowance of $20,000 at September 30
      and March 31, 2003                                                   682,752       893,860
    Prepaid expenses                                                        12,053        20,177
                                                                       --------------------------
        Total current assets                                               759,325       979,530
                                                                       --------------------------
Property and equipment:
    Office furniture and equipment                                          43,000        41,812
    Computer equipment and software                                        116,953       114,568
    Telephone equipment                                                     15,844        15,734
                                                                       --------------------------
                                                                           175,797       172,114
    Less accumulated depreciation                                         (124,856)     (113,759)
                                                                       --------------------------
        Net property and equipment                                          50,941        58,355
                                                                       --------------------------
Other assets:
    Deposits                                                                 9,038         9,038
    Intangible assets, net                                                 249,292        85,534
                                                                       --------------------------
                                                                           258,330        94,572
                                                                       --------------------------
Total assets                                                           $ 1,068,596   $ 1,132,457
                                                                       ==========================

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term debt                                                    $   200,000   $        --
    Accounts payable, trade                                                210,963       271,185
    Due to directors, officers and employees                                27,761        26,994
    Other current liabilities                                              421,012       422,681
                                                                       --------------------------
        Total current liabilities                                          859,736       720,860
                                                                       --------------------------
Long-term debt                                                             827,493     1,027,493
                                                                       --------------------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                               --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      14,186,898 and 13,626,302 shares issued and outstanding at
      September 30 and March 31, 2003, respectively                         14,187        13,626
    Additional paid-in capital                                           6,495,362     6,300,916
    Accumulated deficit                                                 (7,128,182)   (6,930,438)
                                                                       --------------------------
         Total shareholders' deficit                                      (618,633)     (615,896)
                                                                       --------------------------
Total liabilities and shareholders' equity (deficit)                   $ 1,068,596   $ 1,132,457
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

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                         AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                              For the Three Months Ended  For the Six Months Ended
                                                    September 30,              September 30,
                                              ----------------------------------------------------
                                                  2003         2002          2003         2002
                                              ----------------------------------------------------
Revenue                                       $   699,787   $   935,182  $ 1,595,404   $ 1,826,098
Cost of sales                                     226,538       256,688      511,800       472,524
                                              ----------------------------------------------------
        Gross profit                              473,249       678,494    1,083,604     1,353,574
                                              ----------------------------------------------------

Operating expenses:
  Selling, general and administrative
    expenses:
      Payroll and related expenses                444,231       390,207      885,868       782,345
      Office administration                        83,841        85,297      163,050       166,426
      Professional services                        47,246        63,518      108,089       131,168
      Other                                        22,078        11,100       41,716        23,772
                                              ----------------------------------------------------
  Total selling, general and administrative       597,396       550,122    1,198,723     1,103,711
  Depreciation and amortization                    13,465         9,143       22,340        18,072
                                              ----------------------------------------------------
        Total operating expenses                  610,861       559,265    1,221,063     1,121,783
                                              ----------------------------------------------------

Income (loss) from operations                    (137,612)      119,229     (137,459)      231,791
Interest, net                                      30,467        28,988       60,285        55,370
                                              ----------------------------------------------------
Net income (loss)                             $  (168,079)  $    90,241  $  (197,744)  $   176,421
                                              ====================================================

Net income (loss) per share:
    Basic                                     $     (0.01)  $      0.01  $     (0.01)  $      0.01
                                              ====================================================
    Diluted                                   $     (0.01)  $      0.01  $     (0.01)  $      0.01
                                              ====================================================

Weighted average number of common
    shares outstanding:
    Basic                                      14,127,245    13,406,669   13,878,354    13,397,423
                                              ====================================================
    Diluted                                    14,127,245    18,101,371   13,878,354    18,101,371
                                              ====================================================

See accompanying notes to condensed consolidated financial statements.

                                        ROCKPORT HEALTHCARE GROUP, INC.
                                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEAR ENDED MARCH 31, 2003 AND SIX MONTHS ENDED SEPTEMBER 30, 2003


                                                                                                Total
                                              Common Stock      Additional                  Shareholders'
                                          -------------------    Paid-in     Accumulated       Equity
                                            Shares    Amount     Capital       Deficit        (Deficit)
                                          ----------  -------  -----------  -------------  ---------------
Balances March 31, 2002                   13,387,870  $13,387  $ 6,243,613  $ (7,148,819)  $     (891,819)
Stock issued for services                    238,432      239       57,303            --           57,542
Net income                                        --       --           --       218,381          218,381
                                          ----------  -------  -----------  -------------  ---------------
Balances March 31, 2003                   13,626,302   13,626    6,300,916    (6,930,438)        (615,896)
Stock issued for services (unaudited)         60,596       61       19,946            --           20,007
Stock issued for acquisition (unaudited)     500,000      500      174,500            --          175,000
Net loss (unaudited)                              --       --           --      (197,744)        (197,744)
                                          ----------  -------  -----------  -------------  ---------------
Balances September 30, 2003 (unaudited)   14,186,898  $14,187  $ 6,495,362  $ (7,128,182)  $     (618,633)
                                          ----------  -------  -----------  -------------  ---------------

See accompanying notes to condensed consolidated financial statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                      AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                        (UNAUDITED)


                                                                        2003        2002
                                                                     ----------  ----------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                $(197,744)  $ 176,421
    Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
        Depreciation                                                    11,097      11,206
        Amortization                                                    11,242       6,867
        Issuance of stock for services                                  20,007       9,529
        Changes in assets and liabilities:
            Accounts receivable - trade                                211,108    (421,395)
            Prepaid expenses                                             8,124      (8,118)
            Accounts payable                                           (60,222)     29,954
            Due to directors, officers and employees                       767      (3,950)
            Other current liabilities                                   (1,669)    162,780
                                                                     ----------------------
Cash provided by (used in) operating activities                          2,710     (36,706)
                                                                     ----------------------

Investing activities:
    Purchase of fixed assets                                            (3,683)     (7,838)
                                                                     ----------------------

Financing activities:
    Proceeds from notes payable                                             --      15,000
                                                                     ----------------------
Net decrease in cash                                                      (973)    (29,544)
Cash and cash equivalents, beginning of period                          65,493      42,637
                                                                     ----------------------
Cash and cash equivalents, end of period                             $  64,520   $  13,093
                                                                     ======================


Supplemental cash flow information:
    Interest paid                                                    $  24,100   $  15,545
                                                                     ======================

Non-cash transactions:
    Acquisition of Protegrity provider agreements                    $ 175,000   $      --
                                                                     ======================
    Transfer of amounts due to a director to notes payable           $      --   $ 127,493
                                                                     ======================


See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 1.  Description  of  Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three and six-month periods ended September 30, 2003 and 2002, and the cash flows for the six-month periods ended September 30, 2003 and 2002.

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

     As  of September 30, 2003, the Company has three wholly owned subsidiaries:
Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company's clients, collects accounts receivable and issues checks to the Company's network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

Note  2.     Notes  Payable

     Notes payable consist of the following:

                                                              September 30,   March 31,
                                                                   2003          2003
                                                              --------------  ----------
Convertible unsecured notes payable to a shareholder, with
     interest payable monthly at 15% per annum.  The notes
     are personally guaranteed by two officers of the
     Company.  On March 31, 2002, the Company
     renegotiated the terms of the notes which were
     originally convertible into Company common stock at
     an average conversion price of $1.50 per share and due
     April 1, 2003.  The notes are now convertible into
     Company common stock at any time prior to April 1,
     2005 at a conversion price of $.36 per share and were
     due April 1, 2004.  On December 31, 2002, the due date
     of the notes was extended to April 1, 2006.  The
     Company issued 150,000 shares of its common stock in
     connection with these notes, the cost of which was
     recorded as loan fees and amortized using the interest
     yield method over the original term of the notes.        $      200,000  $  200,000

Unsecured note payable due to a director with interest at
     8% per annum and principal and interest due April 1,
     2004.  On December 31, 2002, the Company
     renegotiated the due date of the note which is now due
     April 1, 2005.                                                  227,493     227,493

Three-year 10% convertible subordinated unsecured notes
     to shareholders due June and October 2004.  Interest is
     either accrued or paid quarterly, as determined by the
     Board of Directors.  The notes are convertible into
     Company common stock at conversion prices ranging
     from $.325 to $.36 per share anytime prior to their
     maturity in June and October 2004.  On December 31,
     2002, the Company renegotiated the terms of $300,000
     principal amount of these notes with a director of the
     Company and extended the due date and conversion
     date to April 1, 2005.                                          600,000     600,000
                                                              --------------  ----------
Total                                                         $    1,027,493  $1,027,493
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

Note 3.  Commitments  and  Contingencies

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

          Twelve Months Ending September 30,
          ----------------------------------
                2004                                    $229,443
                2005                                     156,316
                                                        --------
                    Total                               $385,759
                                                        ========

     One of the Company's subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the subsidiary. These shares are owned by a director of the Company and were issued prior to the reverse merger.

     Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2003. During the six-month periods ended September 30, 2003 and 2002, Mr. Baldwin earned $39,000 and $34,500, respectively, from this agreement.

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

Note 4.  Stock  Options  and  Warrants

Stock  Options

     On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2002 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of September 30, 2003, incentive stock options to purchase 608,400 shares exercisable at prices ranging from $.19 to $.23 per share that vest over a three-year period had been granted. 194,467 of these stock options were exercisable as of September 30, 2003. As of September 30, 2003, no non-qualified stock options had been granted under the 2002 Plan.

     On December 7, 2000, the Board of Directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). On September 5, 2001, the 2000 Plan was approved by the shareholders of the Company. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of September 30, 2003, incentive stock options to purchase 932,900 shares, exercisable at prices ranging from $.19 to $.50 per share that vest over a three-year period had been granted. Of this amount, 538,066 stock options were exercisable as of September 30, 2003. As of September 30, 2003, nonqualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable had been granted.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's September 30, 2003 net loss and September 30, 2002 net income would have been changed to the pro forma amounts indicated below.

                                                     For the Three Months Ended     For the Six Months Ended
                                                           September 30,                September 30,
                                                        2003           2002           2003           2002
                                                    -------------  -------------  -------------  -------------
Net income (loss):
  As reported                                       $   (168,079)  $     90,241   $   (197,744)  $    176,421
  Stock based compensation under fair value method       (19,737)       (25,674)       (39,474)       (39,352)
                                                    -------------  -------------  -------------  -------------
  Pro forma                                         $   (187,816)  $     64,567   $   (237,218)  $    137,069
                                                    =============  =============  =============  =============

Net income (loss) per share - basic and diluted:
  As reported                                       $      (0.01)  $       0.01   $      (0.01)  $       0.01
  Stock based compensation under fair value method            --             --             --             --
                                                    -------------  -------------  -------------  -------------
  Pro forma                                         $      (0.01)  $       0.01   $      (0.01)  $       0.01
                                                    =============  =============  =============  =============

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
risk free rate of 5%; volatility of 199% and 220%, for 2003 and 2002, respectively; no assumed dividend yield; and expected lives of three years.

     Stock  Warrants

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean of the closing bid and asked price, and immediately exercisable. The theoretical value of the stock warrants issued as non-cash compensation to an individual was determined to be $345,000. No warrants have been exercised as of September 30, 2003. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an expected life of three years.

Note 5.  Related  Party  Transactions

     See Note 3 "Commitments and Contingencies" for a discussion of legal services being provided by Mr. Baldwin and Note 2 "Notes Payable" for a discussion of borrowings with related parties.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the six-month periods ended September 30, 2003 and 2002, Bannon earned $31,117 and $36,519, respectively.

Note 6.  Significant  Concentration

     Two clients accounted for approximately 25.8% and 28.5% of sales for the six months ended September 30, 2003. No other clients represented more than 10% of sales of the Company for the six months ended September 30, 2003. At September 30, 2003, four clients accounted for approximately 38%, 11%, 10% and 10% of the Company's accounts receivable balances. No other clients represented more than 10% of the accounts receivable balances at September 30, 2003.

Note 7.  Legal  Proceedings

     In January 2003, the Company was named as a defendant in the District Court of El Paso County, Colorado by William W. Wollenberg. Mr. Wollenberg was a former employee of the Company, and alleged that the Company breached the terms of an employment agreement with Mr. Wollenberg in connection with the agreement's expiration. Mr. Wollenberg was seeking monetary damages in the amount of $1,080,000. Shortly after the suit was filed, the Company removed the case to federal court in Denver, Colorado. Because the Company believed the claims were without merit, it filed a motion for summary judgement seeking to dismiss the lawsuit based on the express wording of the agreement. On August 18, 2003, the United States District Court for the District of Colorado granted the Company's request for motion for summary judgement.

Note 8.  Acquired  Intangible  Assets

     Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., ("Protegrity"), a third party administrator ("TPA") and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $175,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. In addition to the stock issuance, Protegrity obtained an earnout fee equal to a percentage of the Company's gross revenue billed and collected in the states of Florida, Kentucky and Missouri for a period of five years following the effective date of the agreement.

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

     The following discussion and analysis of the Company's financial condition as of September 30, 2003, the Company's results of operations for the six- month periods ended September 30, 2003 and 2002, and the Company's cash flows for the six-month periods ended September 30, 2003 and 2002, should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

RESULTS  OF  OPERATIONS

Six  Months  Ended  September  30,  2003  to Six Months Ended September 30, 2002

               The following table sets forth certain operating information regarding the Company for the six-month periods ended September 30, 2003 and 2002:

                                                         September 30,
                                                   -----------------------
                                                      2003         2002
                                                   -----------  ----------
Revenue                                            $1,595,404   $1,826,098
    Cost of sales                                     511,800      472,524
                                                   -----------  ----------
Gross profit                                        1,083,604    1,353,574
    Selling, general and administrative expenses    1,198,723    1,103,711
    Depreciation and amortization                      22,340       18,072
                                                   -----------  ----------
Income (loss) from operations                        (137,459)     231,791
Interest, net                                          60,285       55,370
                                                   -----------  ----------
Net income (loss)                                  $ (197,744)  $  176,421
                                                   ===========  ==========
Net income (loss) per share - basic and diluted    $    (0.01)  $     0.01
                                                   ===========  ==========

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

     The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., ("Protegrity") which included certified networks in the states of Florida and Kentucky and providers in a variety of other states. As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $175,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years. The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States. This purchase brought the total number of providers within the Company's network to 311,409 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

     Revenue for the six months ended September 30, 2003, was $1,595,404 which was $230,694, or 13%, below revenue for the six months ended September 30, 2002, of $1,826,098. Revenue for the three months ended September 30, 2003, was $699,787 which was $235,395, or 25%, below revenue for the three months ended September 30, 2002, of $935,182. The reduction in revenue was primarily attributable to three items: (1) the Company experienced a reduced utilization of its network by its current clients; (2) the Company lost four clients; two clients went out of business, one client terminated its contract with the Company, and the Company terminated its contract with one client; and (3) some of the Company's clients lost the business of some of their large customers. The loss of client business has been partially offset by the addition of six new clients during the period and the Company is continuing to work with new and/or potential future clients to improve its revenue sources.

     With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the six months ended September 30, 2003. Those clients were, Intracorp which contributed 28.5% of total revenue and Fair Isaac & Co. (formerly HNC Insurance Solutions, Inc.) which contributed 25.8% of total revenue.

     The effective date of the agreement with Intracorp was August 1, 2001, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Intracorp may terminate the agreement for any reason by giving the Company 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company receives a fee from Intracorp which is a negotiated percentage of the medical cost savings realized by Intracorp for accessing the Company's PPO network.

     The effective date of the agreement with Fair Isaac & Co. was July 28, 1999, for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Either party may terminate the agreement for any reason by giving the other party 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company receives a fee from Fair Isaac & Co. which is a negotiated percentage of the medical cost savings realized by Fair Isaac & Co. for accessing the Company's PPO network.

     The agreements the Company has with its clients can be terminated with short-term notice, which is normal within the industry the Company operates, and there can be no assurance that a current major client of the Company will continue to be a major client in the future. The Company is continuing to add new clients and customers of its existing clients and believes revenue will increase as it implements these new clients and customers.

     Cost of sales. The Company's cost of sales consist of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales increased by $39,276, or 8%, from $472,524 during the six months ended September 30, 2002, to $511,800 during the six months ended September 30, 2003. Substantially all of this increase was due to increased fees to access third party provider networks. As the Company expands its business outside the state of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the six months ended September 30, 2003, cost of sales were comprised of network access fees of $411,443, sales commissions of $69,240 and commission overwrites of $31,117.

     A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. Pursuant to this agreement, the Company issued 30,298 shares of its restricted common stock to Johnny Fontenot during the six months ended September 30, 2003, which was valued at $10,004. Additionally, for the six months ended September 30, 2003, Mr. Fontenot earned sales commissions of $12,673. The Company issued 30,298 shares of its restricted common stock to Mike Catala during the six months ended September 30, 2003, for this bonus which was valued at $10,004. Additionally, for the six months ended September 30, 2003, Mr. Catala earned sales commissions of $12,673. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the six months ended September 30, 2003, Bannon earned $31,117.

     Gross profit. The Company's gross profit decreased by $269,970, or 20%, from $1,353,574 during the six months ended September 30, 2002, to $1,083,604 during the six months ended September 30, 2003. Gross profit as a percentage of sales decreased from 74% during the six months ended September 30, 2002, to 68% during the six months ended September 30, 2003. The decrease in gross profit was attributable to the decrease in revenue and the increase in access fees paid to access third party networks. The Company predicts its gross profit as a percentage of sales will continue to decrease as it expands its business outside the state of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $95,012, or 9%, from $1,103,711 during the six months ended September 30, 2002, to $1,198,723 during the six months ended September 30, 2003. Payroll and related expenses increased from $782,345 during the six months ended September 30, 2002, to $885,868, or 13%, during the six months ended September 30, 2003. The primary cause of the increase was an increase in the cost of medical insurance premiums for the Company's employees of $43,553, the addition of two personnel in Florida for client services and network development, one individual in Houston for client services and salary increases to the Company's senior management. Office administration expenses decreased from $166,426 during the six months ended September 30, 2002, to $163,050, or 2%, during the three months ended September 30, 2003. Increased costs of office supplies, office rent and telephone services where offset by reduced costs of printing and copying and postage.

     Professional services, which are comprised of accounting and audit, legal, investor relations and consulting and other professional fees, decreased from $131,168 during the six months ended September 30, 2002, to $108,089, or 18%, during the six months ended September 30, 2003. Beginning in April 2002, the Company's SEC filings were being reviewed by the Securities and Exchange Commission in a normal review process which all companies undergo every three years. During the six months ended September 30, 2002, the Company incurred additional legal and accounting expenses associated with responding to the SEC. These expenses were minimal during the six months ended September 30, 2003.

     Other selling, general and administrative expenses increased from $23,772 during the six months ended September 30, 2002, to $41,716, or 75%, during the six months ended September 30, 2003. The primary component of the increase in other selling, general and administrative expenses when compared to the prior year was increased expenses associated with increased travel by the Company's sales and marketing personnel.

     The Company currently has fully staffed all of its departments with highly qualified personnel to market its provider network to potential clients, develop its provider network, design and develop its management information systems, perform its client services and provide for the administration of the Company. As a result of this staffing, the Company has increased its sales and processing capabilities and believes the Company is well positioned to experience new growth. The Company believes there will not be any significant increase in selling, general and administrative expenses as it implements its business plan.

     Depreciation and amortization. Depreciation and amortization increased by $4,286, or 24% from $18,072 for the six months ended September 30, 2003, to $22,340 for the six months ended September 30, 2003. The increase is due to amortization of the healthcare provider contracts acquired from Protegrity Services, Inc., which acquisition was recorded as an intangible asset and is being amortized over a ten-year period.

     Interest expense. Interest expense increased by $4,915, or 9%, from $55,370 for the six months ended September 30, 2002, to $60,285 for the six months ended September 30, 2003. At September 30, 2003, the Company had $200,000 principal amount due to a shareholder on two notes due April 1, 2006 with interest payable monthly at 15%. Interest expense on these notes incurred during the current six-month period was $15,000. At September 30, 2003, the Company had $600,000 principal amount due on its three-year 10% convertible subordinated unsecured notes, $300,000 principal amount due June and October 2004 and $300,000 principal amount due April 1, 2005. The Company is not paying the interest on these notes but is accruing and adding interest to the principal balances on a quarterly basis. Interest expense on these notes incurred during the current six-month period was $36,185. The Company has $227,493 principal amount on a note due to a director at September 30, 2003, which note is due April 1, 2005 and interest is payable monthly at 8%. Interest expense on this note incurred during the current quarter was $9,100. The Company anticipates interest expense will increase in the future as a result of these notes.

     Net income (loss). The Company had a net loss for the six months ended September 30, 2003, of $197,744, or $0.01 per share (basic and diluted), compared with net income of $176,421, or $0.01 per share (basic and diluted), for the six months ended September 30, 2002. As discussed above, the two primary components which resulted in the loss for the six months ended September 30, 2003, was a decrease in utilization of the Company's provider network, an increase in access fees incurred to access third party networks and an increase in selling, general and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of the Company for the six-month periods ended September 30, 2003 and 2002:

                                                             September 30,
                                                     --------------------------
                                                          2003          2002
                                                     --------------------------
Net cash provided by (used in) operating activities     $ 2,710       $(36,706)
Net cash used in investing activities                   $(3,683)      $ (7,838)
Net cash provided by financing activities               $    --       $ 15,000

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash provided by operating activities for the six months ended September 30, 2003, was $2,710 compared with net cash used in operating activities of $36,706 for the six months ended September 30, 2002. This was an increase in net cash provided by operating activities of $39,416 when compared to the prior year. The components of net cash provided by operating activities for the 2003 period were non-cash charges of $42,346, decreases in accounts receivable and prepaid expenses of $211,108 and $8,124, respectively, which was mostly offset by a net loss of $197,744 and decreases in accounts payable and other current liabilities of $60,222 and $1,669, respectively.

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

     Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At September 30, 2003, the Company had available cash in non-restrictive accounts of $64,520 and negative working capital of $100,411. The Company has experienced reduction in revenue from the utilization of its provider network by its clients and their customers when compared to the previous year period and previous quarter. The Company believes the revenue to be provided by new clients it has contracts with and potential clients it is currently in discussions with will help offset the decrease in revenue it has experienced.

     For fiscal 2004, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000. The Company does not require any funding for capital expenditures during the current fiscal year. The Company does have $200,000 principal amount and accrued interest of its three-year 10% convertible subordinated unsecured notes due in June 2004. Management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. As such, the Company does not anticipate the need for additional external financing to fund operations for fiscal 2004. The Company's future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

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

Item 3.  CONTROLS  AND  PROCEDURES

     In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the six months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II     OTHER INFORMATION

Item 1.  Legal Proceedings.

     In January 2003, the Company was named as a defendant in the District Court of El Paso County, Colorado by William W. Wollenberg. Mr. Wollenberg was a former employee of the Company, and alleged that the Company breached the terms of an employment agreement with Mr. Wollenberg in connection with the agreement's expiration. Mr. Wollenberg was seeking monetary damages in the amount of $1,080,000. Shortly after the suit was filed, the Company removed the case to federal court in Denver, Colorado. Because the Company believed the claims were without merit, it filed a motion for summary judgement seeking to dismiss the lawsuit based on the express wording of the agreement. On August 18, 2003, the United States District Court for the District of Colorado granted the Company's request for motion for summary judgement.

Item 2.  Changes in Securities and Use of Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2003, that were not registered under the Securities Act.

     On July 7, 2003, under the terms of a written contract executed by the Company, the Company issued 500,000 shares of common stock to Protegrity Services, Inc. in consideration for the purchase of all of Protegrity's healthcare provider agreements. The Company valued the provider agreements at $175,000 and recorded as an intangible asset to be amortized over a ten-year period. These shares were issued pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act.

     On September 30, 2003, under the terms of a written contract executed by the Company, the Company issued 10,924 shares of common stock to Mike Catala in consideration of marketing services valued at $3,223 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On September 30, 2003, under the terms of a written contract executed by the Company, the Company issued 10,924 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $3,223 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

          (b)  Reports  on  Form  8-K:

               i) Registrant filed a report on Form 8-K on August 22, 2003, disclosing events pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the quarter ended June 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT  HEALTHCARE  GROUP,  INC.
(Registrant)

November 14, 2003               /s/  Larry  K.  Hinson
                                --------------------------------------------
                                Larry  K.  Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly  authorized  officer)