Form 10QSB
period 2003-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2004-02-17
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE  ACT  OF  1934
     For the quarterly period ended December 31, 2003

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                       33-0611497
-------------------------------                ---------------------------------
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

                             Yes [X]         No [_]

     As of February 13, 2003, there were outstanding 14,307,658 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [_]   No [X]
     ---------------------------------------------------------------------------

                              ROCKPORT HEALTHCARE GROUP, INC.
                                    INDEX TO FORM 10-QSB
                                     DECEMBER 31, 2003


                                                                                   Page No.
                                                                                   --------
PART I   FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets                                   3
                    December 31, 2003  (unaudited) and March 31, 2003

                  Condensed Consolidated Statements of Operations (unaudited)             4
                    Three and Nine Months Ended December 31, 2003 and 2002

                  Condensed Consolidated Statement of Changes in Shareholders'            5
                    Deficit Nine Months Ended December 31, 2003 (unaudited) and
                    Year Ended March 31, 2003

                  Condensed Consolidated Statements of Cash Flows (unaudited)             6
                    Nine Months Ended December 31, 2003 and 2002

                  Notes to Unaudited Condensed Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of Results of                     13
                    Operations and Financial Condition

         Item 3.  Controls and Procedures                                                19

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      21

         Item 2.  Changes in Securities and Use of Proceeds                              21

         Item 3.  Defaults Upon Senior Securities                                        21

         Item 4.  Submission of Matters to a Vote of Security Holders                    21

         Item 5.  Other Information                                                      21

         Item 6.  Exhibits and Reports on Form 8-K                                       23

                         PART I.  FINANCIAL INFORMATION

Item  1.   FINANCIAL  STATEMENTS

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                         AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,    March 31,
                                                                           2003           2003
                                                                      ----------------------------
                                ASSETS                                 (Unaudited)
Current assets:
    Cash                                                              $      39,233   $    65,493
    Accounts receivable, net of allowance of $20,000 at December 31
      and March 31, 2003                                                    762,701       893,860
    Prepaid expenses                                                          5,673        20,177
                                                                      ----------------------------
        Total current assets                                                807,607       979,530
                                                                      ----------------------------
Property and equipment:
    Office furniture and equipment                                           43,268        41,812
    Computer equipment and software                                         116,953       114,568
    Telephone equipment                                                      15,844        15,734
                                                                      ----------------------------
                                                                            176,065       172,114
    Less accumulated depreciation                                          (130,422)     (113,759)
                                                                      ----------------------------
        Net property and equipment                                           45,643        58,355
                                                                      ----------------------------
Other assets:
    Deposits                                                                  9,038         9,038
    Intangible assets, net                                                  241,483        85,534
                                                                      ----------------------------
                                                                            250,521        94,572
                                                                      ----------------------------
Total assets                                                          $   1,103,771   $ 1,132,457
                                                                      ============================
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term debt                                                   $     300,000   $        --
    Accounts payable, trade                                                 286,223       271,185
    Due to directors, officers and employees                                 43,954        26,994
    Other current liabilities                                               462,573       422,681
                                                                      ----------------------------
        Total current liabilities                                         1,092,750       720,860
                                                                      ----------------------------
Long-term debt                                                              727,493     1,027,493
                                                                      ----------------------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      14,307,658 and 13,626,302 shares issued and outstanding at
      December 31 and March 31, 2003, respectively                           14,308        13,626
    Additional paid-in capital                                            6,526,469     6,300,916
    Stock subscription receivable                                            (9,000)           --
    Accumulated deficit                                                  (7,248,249)   (6,930,438)
                                                                      ----------------------------
         Total shareholders' deficit                                       (716,472)     (615,896)
                                                                      ----------------------------
Total liabilities and shareholders' equity (deficit)                  $   1,103,771   $ 1,132,457
                                                                      ============================

See accompanying notes to condensed consolidated financial statements.

                                      ROCKPORT HEALTHCARE GROUP, INC.
                                              AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                                For the Three Months Ended      For the Nine Months Ended
                                                       December 31,                    December 31,
                                              -------------------------------------------------------------
                                                   2003            2002            2003           2002
                                              -------------------------------------------------------------
Revenue                                       $      707,965   $     980,816  $   2,303,369   $   2,806,914
Cost of sales                                        190,412         289,821        702,212         762,345
                                              -------------------------------------------------------------
        Gross profit                                 517,553         690,995      1,601,157       2,044,569
                                              -------------------------------------------------------------

Operating expenses:
  Selling, general and administrative
    expenses:
      Payroll and related expenses                   439,305         454,280      1,325,173       1,236,625
      Office administration                           85,846          82,875        248,896         249,301
      Professional services                           57,335          73,329        165,424         204,497
      Other                                           10,832          21,057         52,548          44,829
                                              -------------------------------------------------------------
  Total selling, general and administrative          593,318         631,541      1,792,041       1,735,252
                                              -------------------------------------------------------------
  Depreciation and amortization                       13,374           9,527         35,714          27,599
                                              -------------------------------------------------------------
        Total operating expenses                     606,692         641,068      1,827,755       1,762,851
                                              -------------------------------------------------------------

Income (loss) from operations                        (89,139)         49,927       (226,598)        281,718
Interest, net                                         30,928          29,152         91,213          84,522
                                              -------------------------------------------------------------
Net income (loss)                             $     (120,067)  $      20,775  $    (317,811)  $     197,196
                                              =============================================================

Net income (loss) per share:
    Basic                                     $        (0.01)  $        0.00  $       (0.02)  $        0.01
                                              =============================================================
    Diluted                                   $        (0.01)  $        0.00  $       (0.02)  $        0.01
                                              =============================================================

Weighted average number of common
    shares outstanding:
    Basic                                         14,277,590      13,416,572     14,011,917      13,403,565
                                              =============================================================
    Diluted                                       14,277,590      18,238,283     14,011,917      18,238,283
                                              =============================================================

See accompanying notes to condensed consolidated financial statements.

                                              ROCKPORT HEALTHCARE GROUP, INC.
                                                     AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                         FOR THE YEAR ENDED MARCH 31, 2003 AND NINE MONTHS ENDED DECEMBER 31, 2003


                                                                                                                Total
                                              Common Stock     Additional       Stock                       Shareholders'
                                          -------------------    Paid-in     Subscription    Accumulated       Equity
                                            Shares    Amount     Capital      Receivable       Deficit        (Deficit)
                                          --------------------------------------------------------------------------------
Balances March 31, 2002                   13,387,870  $13,387  $ 6,243,613  $          --   $ (7,148,819)  $     (891,819)
Stock issued for services                    238,432      239       57,303             --             --           57,542
Net income                                        --       --           --             --        218,381          218,381
                                          --------------------------------------------------------------------------------
Balances March 31, 2003                   13,626,302   13,626    6,300,916             --     (6,930,438)        (615,896)
                                          --------------------------------------------------------------------------------
Stock issued for services (unaudited)         81,356       82       26,153             --             --           26,235
Exercise of stock options                    100,000      100       24,900         (9,000)            --           16,000
Stock issued for acquisition (unaudited)     500,000      500      174,500             --             --          175,000
Net loss (unaudited)                              --       --           --             --       (317,811)        (317,811)
                                          --------------------------------------------------------------------------------
Balances December 31, 2003 (unaudited)    14,307,658  $14,308  $ 6,526,469  $      (9,000)  $ (7,248,249)  $     (716,472)
                                          ================================================================================

See accompanying notes to condensed consolidated financial statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                      AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                        (UNAUDITED)


                                                                        2003        2002
                                                                     ----------------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                $(317,811)  $ 197,196
    Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
        Depreciation                                                    16,663      17,298
        Amortization                                                    19,051      10,301
        Issuance of stock for services                                  26,235      24,481
        Changes in assets and liabilities:
            Accounts receivable - trade                                131,159    (351,851)
            Prepaid expenses                                            14,504      (6,967)
            Accounts payable                                            15,038      46,071
            Due to directors, officers and employees                    16,960       9,248
            Other current liabilities                                   39,892     122,577
                                                                     ----------------------
Net cash provided by (used in) operating activities                    (38,309)     68,354
                                                                     ----------------------

Investing activities:
    Purchase of fixed assets                                            (3,951)    (15,124)
                                                                     ----------------------

Financing activities:
    Exercise of stock options                                           16,000          --
    Proceeds from notes payable                                             --      22,500
                                                                     ----------------------
Net cash provided by financing activities                               16,000      22,500
                                                                     ----------------------
Net increase (decrease) in cash                                        (26,260)     75,730
                                                                     ----------------------
Cash and cash equivalents, beginning of period                          65,493      42,637
                                                                     ----------------------
Cash and cash equivalents, end of period                             $  39,233   $ 118,367
                                                                     ======================


Supplemental cash flow information:
    Interest paid                                                    $  31,600   $  22,500
                                                                     ======================

Non-cash transactions:
    Acquisition of Protegrity provider agreements                    $ 175,000   $      --
                                                                     ======================
    Transfer of amounts due to a director to notes payable           $      --   $ 127,493
                                                                     ======================

See accompanying notes to unaudited consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Note 1.   Description of Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2003, the results of operations for the three and nine-month periods ended December 31, 2003 and 2002, and the cash flows for the nine-month periods ended December 31, 2003 and 2002.

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

     The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. The Company currently has in excess of 311,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

     As  of  December 31, 2003, the Company has three wholly owned subsidiaries:
Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company's clients, collects accounts receivable and issues checks to the Company's network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

Note  2.     Notes  Payable

     Notes payable consist of the following:

                                                               December 31,   March 31,
                                                                   2003          2003
                                                               -------------------------
   Convertible unsecured notes payable to a shareholder, with interest payable monthly at 15% per annum.  The notes
     are personally guaranteed by two officers of the
     Company.  On March 31, 2002, the Company
     renegotiated the terms of the notes which were
     originally convertible into Company common stock at
     an average conversion price of $1.50 per share and due
     April 1, 2003.  The notes are now convertible into
     Company common stock at any time prior to April 1,
     2005 at a conversion price of $.36 per share and were
     due April 1, 2004.  On December 31, 2002, the due date
     of the notes was extended to April 1, 2006.  The
     Company issued 150,000 shares of its common stock in
     connection with these notes, the cost of which was
     recorded as loan fees and amortized using the interest
     yield method over the original term of the notes.         $     200,000  $  200,000

   Unsecured note payable due to a director with interest at
     8% per annum and principal and interest due April 1,
     2004.  On December 31, 2002, the Company
     renegotiated the due date of the note which is now due
     April 1, 2005.                                                  227,493     227,493

   Three-year 10% convertible subordinated unsecured notes
     to shareholders due June and October 2004.  Interest is
     either accrued or paid quarterly, as determined by the
     Board of Directors.  The notes are convertible into
     Company common stock at conversion prices ranging
     from $.325 to $.36 per share anytime prior to their
     maturity in June and October 2004.  On December 31,
     2002, the Company renegotiated the terms of $300,000
     principal amount of these notes with a director of the
     Company and extended the due date and conversion
     date to April 1, 2005.                                          600,000     600,000

                                                               -------------  ----------
   Total                                                       $   1,027,493  $1,027,493
                                                               =============  ==========

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

Note  3.   Commitments  and  Contingencies

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

          Twelve Months Ending December 31,
          ---------------------------------
                 2004                                  $223,153
                 2005                                   104,046
                                                       --------
                     Total                             $327,199
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

     Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2003. During the nine-month periods ended December 31, 2003 and 2002, Mr. Baldwin earned $58,500 and $54,000, respectively, from this agreement.

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

Note 4.   Stock  Options  and  Warrants

Stock  Options

     On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2002 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2003, incentive stock options to purchase 608,400 shares exercisable at prices ranging from $.19 to $.23 per share that vest over a three-year period had been granted. 197,800 of these stock options were exercisable as of December 31, 2003. As of December 31, 2003, 100,000 non-qualified stock options at an exercise price of $.25 per share had been granted under the 2002 Plan, which options were exercised during the quarter ended December 31, 2003.

     On December 7, 2000, the Board of Directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). On September 5, 2001, the 2000 Plan was approved by the shareholders of the Company. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2003, incentive stock options to purchase 950,000 shares, exercisable at prices ranging from $.19 to $.50 per share that vest over a three-year period had been granted. Of this amount, 724,366 stock options were exercisable as of December 31, 2003. As of December 31, 2003, nonqualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable had been granted.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2003 net loss and December 31, 2002 net income would have been changed to the pro forma amounts indicated below.

                                                          For the Three Months Ended       For the Nine Months Ended
                                                                  December 31,                    December 31,
                                                       ---------------------------------------------------------------
                                                            2003             2002            2003            2002
                                                       ---------------------------------------------------------------
   Net income (loss):
     As reported                                       $     (120,067)  $      20,775   $    (317,811)  $     197,196
     Stock based compensation under fair value method         (20,000)        (37,669)        (60,000)        (79,686)
                                                       ---------------------------------------------------------------
     Pro forma                                         $     (140,067)  $     (16,894)  $    (377,811)  $     117,510
                                                       ===============================================================

   Net income (loss) per share - basic and diluted:
     As reported                                       $        (0.01)  $        0.00   $       (0.02)  $        0.01
     Stock based compensation under fair value method              --              --           (0.01)             --
                                                       ---------------------------------------------------------------
     Pro forma                                         $        (0.01)  $        0.00   $       (0.03)  $        0.01
                                                       ===============================================================

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
risk free rate of 5%; volatility of 199% and 220%, for 2003 and 2002, respectively; no assumed dividend yield; and expected lives of three years.

     Stock  Warrants

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean of the closing bid and asked price, and immediately exercisable. The theoretical value of the stock warrants issued as non-cash compensation to an individual was determined to be $345,000. No warrants have been exercised as of December 31, 2003. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an expected life of three years.

Note 5.   Related  Party  Transactions

     See Note 3 "Commitments and Contingencies" for a discussion of legal services being provided by Mr. Baldwin and Note 2 "Notes Payable" for a discussion of borrowings with related parties.

     During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon is to receive a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the nine-month periods ended December 1, 2003 and 2002, Bannon earned $45,265 and $58,248, respectively.

Note 6.   Significant  Concentration

     Two clients accounted for approximately 25.6% and 27.4% of sales for the nine months ended December 31, 2003. No other clients represented more than 10% of sales of the Company for the nine months ended December 31, 2003. At December 31, 2003, three clients accounted for approximately 35.4%, 15.7% and 12.9% of the Company's accounts receivable balances. No other clients represented more than 10% of the accounts receivable balances at December 31, 2003.

Note 7.   Legal  Proceedings  -  None

Note 8.   Acquired  Intangible  Assets

     Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., ("Protegrity"), a third party administrator ("TPA") and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $175,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. In addition to the stock issuance, Protegrity obtained an earnout fee equal to a percentage of the Company's gross revenue billed and collected in the states of Florida, Kentucky and Missouri for a period of five years following the effective date of the agreement. The Company has not capitalized any additional amounts as a result of this earnout fee.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING  STATEMENTS

     Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause results to differ from projections include, for example:

     - the Company's ability to forge satisfactory relationships with healthcare providers and employers and enroll sufficient numbers of employees of contracting employers to utilize the Company's services;
     -    continued  efforts  to  control  healthcare  costs;
     - potential regulatory intervention, if the Company fails to comply with regulatory requirements;
     - proposed future efforts to control administrative costs, future provider utilization rates;
     -    future  government  regulations;
     -    the  ability  of  the  Company  to  price  its products competitively;
     - the ability for the Company to retain its current clients and its current clients' ability to retain their customers;
     - sources for sufficient additional capital to meet the Company's growth and operations; and
     - the failure to properly manage and successfully integrate additional providers.

     The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

     The following discussion and analysis of the Company's financial condition as of December 31, 2003, the Company's results of operations for the nine- month periods ended December 31, 2003 and 2002, and the Company's cash flows for the nine-month periods ended December 31, 2003 and 2002, should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

     The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. The Company currently has in excess of 311,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

RESULTS  OF  OPERATIONS

Nine Months Ended December 31, 2003 to Nine Months Ended December 31, 2002

     The following table sets forth certain operating information regarding the Company for the nine-month periods ended December 31, 2003 and 2002:

                                                              December 31,
                                                        -----------------------
                                                           2003         2002
                                                        -----------------------
     Revenue                                            $2,303,369   $2,806,914
         Cost of sales                                     702,212      762,345
                                                        -----------------------
     Gross profit                                        1,601,157    2,044,569
         Selling, general and administrative expenses    1,792,041    1,735,252
         Depreciation and amortization                      35,714       27,599
                                                        -----------------------
     Income (loss) from operations                        (226,598)     281,718
     Interest, net                                          91,213       84,522
                                                        -----------------------
     Net income (loss)                                  $ (317,811)  $  197,196
                                                        =======================
     Net income (loss) per share - basic and diluted    $    (0.02)  $     0.01
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

     Revenue for the nine months ended December 31, 2003, was $2,303,369 which was $503,545, or 18%, below revenue for the nine months ended December 31, 2002, of $2,806,914. Revenue for the three months ended December 31, 2003, was $707,965 which was $272,851, or 28%, below revenue for the three months ended
December 31, 2002, of $980,816. The reduction in revenue was primarily attributable to four items: (1) effective August 1, 2003, the State of Texas instituted a new fee schedule for reimbursement of workers' compensation claims by healthcare providers, which fee schedule reduced the maximum allowed to be billed by the providers by 32%; (2) effective September 1, 2003, the State of Texas implemented the Approved Doctor's List ("ADL") which requires any healthcare provider to be on the ADL or that healthcare provider would not be paid for their workers' compensation provider services; (3) the Company lost four clients; two clients went out of business, one client terminated its contract with the Company, and the Company terminated its contract with one client; and (4) some of the Company's largest clients lost significant business from some of their largest customers.

     Intracorp, one of the Company's major clients, has lost significant business from its customers and represents 45% of the Company's reduction in revenue for the 2003 period when compared to the 2002 period. Fair Isaac & Co., which is the Company's second largest provider of revenue, has also lost customers, but has replaced those customers and its revenue contribution over the 2002 period is up a modest percent.

     The Company has added seven new clients during the 2003 period, which were not included in the 2002 period. Based upon these additions, management believes that a large portion of the reduction in revenue when comparing the 2003 period to that of 2002 has been, or will be, replaced by the addition of these new clients. In addition, healthcare providers within the Company's network who elect to join the ADL will contribute to replacing the revenue lost when the ADL list was made effective.

     With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the nine months ended December 31, 2003. Those clients were, Intracorp which contributed 27.4% of total revenue and Fair Isaac & Co. (formerly HNC Insurance Solutions, Inc.) which contributed 25.6% of total revenue.

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

     Cost of sales. The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales decreased by $60,133, or 9%, from $762,345 during the nine months ended December 31, 2002, to $702,212 during the nine months ended December 31, 2003. Substantially all of this decrease was due to the decrease in the Company's clients accessing its network and a reduction in commission overwrites resulting from the decrease in revenue. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the nine months ended December 31, 2003, cost of sales were comprised of network access fees of $570,584, sales commissions of $86,363 and commission overwrites of $45,265.

     A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. Pursuant to this agreement, the Company issued 40,678 shares of its restricted common stock to Johnny Fontenot during the nine months ended December 31, 2003, which was valued at $13,118. Additionally, for the nine months ended December 31, 2003, Mr. Fontenot earned sales commissions of $13,730. The Company issued 40,678 shares of its restricted common stock to Mike Catala during the nine months ended December 31, 2003, for this bonus which was valued at $13,118. Additionally, for the nine months ended December 31, 2003, Mr. Catala earned sales commissions of $13,730. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of two percent (2%) of the gross revenue attributable to Rockport Community Network, Inc. For the nine months ended December 31, 2003, Bannon earned $45,265.

     Gross profit. The Company's gross profit decreased by $443,412, or 22%, from $2,044,569 during the nine months ended December 31, 2002, to $1,601,157 during the nine months ended December 31, 2003. Gross profit as a percentage of sales decreased from 73% during the nine months ended December 31, 2002, to 70% during the nine months ended December 31, 2003. The decrease in gross profit was attributable to the decrease in revenue and an increase in access fees paid to access third party networks. The Company predicts its gross profit as a percentage of sales will continue to decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $56,789, or 3%, from $1,735,252 during the nine months ended December 31, 2002, to $1,792,041 during the nine months ended December 31, 2003. Payroll and related expenses increased from $1,236,625 during the nine months ended December 31, 2002, to $1,325,173, or 7%, during the nine months ended December 31, 2003. The primary cause of the increase was an increase in the cost of medical insurance premiums for the Company's employees of $37,642, the addition of two personnel in Florida for client services and network development and one individual in Houston for client services, which increases were partially offset by the elimination of a senior management position in sales and marketing.

     Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, decreased from $204,497 during the nine months ended December 31, 2002, to $165,424, or 19%, during the nine months ended December 31, 2003. Beginning in April 2002, the Company's SEC filings were being reviewed by the Securities and Exchange Commission in a normal review process which all companies undergo every three years. During the nine months ended December 31, 2002, the Company incurred additional legal and accounting expenses associated with responding to the SEC. These expenses were minimal during the nine months ended December 31, 2003.

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

     Net income (loss). The Company had a net loss for the nine months ended December 31, 2003, of $317,811, or $0.02 per share (basic and diluted), compared with net income of $197,196, or $0.01 per share (basic and diluted), for the nine months ended December 31, 2002. As discussed above, the primary component which resulted in the loss for the nine months ended December 31, 2003, was a decrease in utilization of the Company's provider network by the Company's clients, the loss of selected clients and the loss of customers by some of the Company's significant clients.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of the Company for the nine month periods ended December 31, 2003 and 2002:

                                                              December 31,
                                                          --------------------
                                                            2003       2002
                                                          --------------------
     Net cash provided by (used in) operating activities  $(38,309)  $ 68,354
     Net cash used in investing activities                $ (3,951)  $(15,124)
     Net cash provided by financing activities            $ 16,000   $ 22,500

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the nine months ended December 31, 2003, was $38,309 compared with net cash provided by operating activities of $68,354 for the nine months ended December 31, 2002. This was a decrease of $106,663 when compared to the prior year. The components of net cash used in operating activities for the 2003 period were a net loss of $317,811 which was partially offset by non-cash charges of $61,949, decreases in current assets of $145,663 and increases in current liabilities of $71,890.

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

     Of these notes, a note for $200,000 principal amount and accrued interest is due in June 2004 and a note for $100,000 principal amount and accrued interest is due in November 2004. The Company is currently seeking alternative sources of financing to retire these notes as it currently does not have sufficient cash resources available to retire these notes. If the Company is unable to pay these notes when due, it will be in default of the notes.

     On November 28, 2001, the Company borrowed $50,000 and on January 10, 2002, the Company borrowed an additional $50,000 from a director of the Company. On June 30, 2002, the Company renegotiated the terms of the notes and added $93,000 of accrued consulting fees due and $34,493 of accrued overwrite fees due to the director to the principal amount of the note. On December 31, 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005. This debt is accruing interest at 8% payable monthly, however, in accordance with verbal agreement with the note holder, the Company ceased paying the interest on this note on October 1, 2003.

     In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum. The notes are personally guaranteed by two officers of the Company. On March 31, 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003. The notes have been modified on two occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2006.

     Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At December 31, 2003, the Company had available cash in non-restrictive accounts of $29,233 and negative working capital of $285,143. The Company has experienced a reduction in revenue from the utilization of its provider network by its clients and their customers when compared to the previous year period and previous quarter. The Company has added new clients and believes the business from its existing clients is beginning to improve. Management believes its revenues for its fourth quarter will improve from its current quarter.

     For fiscal 2004, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000. The Company does not require any funding for capital expenditures during the current fiscal year. The Company does have $200,000 principal amount and accrued interest of its three-year 10% convertible subordinated unsecured notes due in June 2004 and $100,000 principal amount and accrued interest due November 2004. As previously discussed, the Company is currently seeking alternative sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company's financial condition.

     Excluding these notes, management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. The Company's future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

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

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

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

Item 1.   Legal  Proceedings.-  None

Item 2.   Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2003, that were not registered under the Securities Act.

     On December 31, 2003, under the terms of a written contract executed by the Company, the Company issued 10,380 shares of common stock to Mike Catala in consideration of marketing services valued at $3,114 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On December 31, 2003, under the terms of a written contract executed by the Company, the Company issued 10,380 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $3,114 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

Item 3.   Defaults  Upon  Senior  Securities  -  None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders  -  None

Item 5.   Other  Information  -  None

Item 6.     Exhibits  and  Reports  on  Form  8-K

    (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit No.  Description
-----------  -----------

2.1          Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to
             Registrant's Current Report on Form 8-K, dated January 5, 1998)
             Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1
3.1          to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-
             23514)
3.2          Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16,
             1998 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form
             10-KSB/A, dated June 3, 2002)
3.3          Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14,
             2002 (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October
             24, 2002, SEC File No. 333-100732)
3.4          Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to
             Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1          Specimen of Registrant's Common Stock Certificate (incorporated by reference to
             Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2          Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to
             Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1         Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to
             Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.3         Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.4         Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)
10.5         Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.6         Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027
             (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-
             KSB/A, dated June 29, 2000)
10.7         2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to Registrant's
             Form S-8, dated April 24, 2001, SEC File No. 333-59476)
10.8         Amended Engagement Agreement with John K. Baldwin (incorporated by reference to
             Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)
10.9         Consulting Services agreement with George Bogle (incorporated by reference to Exhibit
             10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.10        Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to
             Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)
10.11        Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation
             Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999,
             (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-
             QSB, dated August 14, 2002)  (1)
10.12        Workers' Compensation Master Preferred Client Agreement with PPONext (formerly
             Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to
             Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002)  (1)
10.13        Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to
             Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-
             100732)
10.14        Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its
             Officers and Directors (incorporated by reference to Registrant's Quarterly Report on
             Form 10-QSB dated November 14, 2002)


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

     (b)  Reports  on  Form  8-K:

          i) Registrant filed a report on Form 8-K on November 19, 2003, disclosing events pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the three and six-month periods ended September 30, 2003 and 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)

February 17, 2004               /s/  Larry K. Hinson
                                ------------------------------------------------
                                Larry K. Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly authorized officer)