Form 10KSB
period 2004-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2004-06-29
CIK 919606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2004
                                              --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23514
                                                -------

                         ROCKPORT HEALTHCARE GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   33-0601497
     -------------------------------                  -------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                   Identification No.)

         50 Briar Hollow Lane, Suite 515W, Houston, Texas     77027
     --------------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

   Registrant's telephone number, including area code:          (713) 621-9424
                                                                --------------

      Securities registered pursuant to Section 12(b) of the Act:     None
                                                                      ----

    Securities registered pursuant to Section 12(g) of the Act:  Common Stock

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended March 31, 2004, were $3,090,578.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of June 24, 2004, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $1,256,831.

     The Registrant's common stock outstanding as of June 24, 2004, was 14,954,042 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant's proxy or information statement for its annual meeting of shareholders, which will be filed by the Registrant on or before July 29, 2004.
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                               ROCKPORT HEALTHCARE GROUP, INC.

                                           INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                               3
          Item 2.   Description of Property                                               9
          Item 3.   Legal Proceedings                                                     9
          Item 4.   Submission of Matters to a Vote of Security Holders                   9

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters             10
          Item 6.   Management's Discussion and Analysis and Results of
                      Operations and Financial Condition                                 11
          Item 7.   Financial Statements                                                 19
          Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                34
          Item 8A.  Controls and Procedures                                              34

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act                  34
          Item 10.  Executive Compensation                                               34
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management                                                         34
          Item 12.  Certain Relationships and Related Party Transactions                 34
          Item 13.  Exhibits and Reports on Form 8-K                                     34
          Item 14.  Principal Accountant Fees and Services                               36

          Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause results to differ from projections include, for example:

     - the Company's ability to forge and maintain contractual relationships with healthcare providers and clients;
     - the Company's ability to convince customers of its current clients to access the Company's provider network;
     - continued efforts to control covered workers' compensation claims costs;
     - potential regulatory intervention, if the Company fails to comply with regulatory requirements;
     - proposed future efforts to control administrative costs, and future provider utilization rates;
     -    future government regulations;
     -    the ability of the Company to price its services competitively;
     - sources for sufficient additional capital to meet the Company's growth and operations; and
     - the failure to properly manage and successfully integrate additional providers and/or clients.

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

     The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of March 31, 2004, the Company has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

     As  of  March  31,  2004,  the Company has three wholly owned subsidiaries:
Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company's clients, collects accounts receivable and issues checks to the Company's network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.

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

     The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., ("Protegrity") which included certified networks in the states of Florida and Kentucky and providers in a variety of other states. As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $500,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years. If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity. The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States. As of March 31, 2004, this purchase brought the total number of providers within the Company's network to in excess of 315,000 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia. The healthcare providers selected by the Company for its PPO network are selected on the basis of their clinical qualifications, type of specialty, location and their adherence to industry standards of care and service. The Company ensures that the healthcare providers are geographically appropriate and readily accessible.

     Rockport United Network sm is designed to reduce the price paid by the Company's clients for medical services by offering the Company's clients the discounts the Company has negotiated with its healthcare providers. The healthcare providers are willing to accept a discount for medical services because the Company has developed referral tools and resources to assist the Company's clients in directing an injured employee to the healthcare provider's place of practice and/or facility. The client realizes medical cost savings due to the reduced cost of healthcare services provided by the Company's PPO network. The discounts obtained by the Company from its network of healthcare provider's range from as low as a 2% to as high as a 30% reduction from the state fee schedule or usual and customary allowables. Typically, the agreements the Company has with its participating providers are short-term in nature, which is standard within the healthcare industry. The initial term of the agreement is for a period of one year with automatic one-year renewals, unless sooner terminated in accordance with the terms of the agreement. The agreements may be terminated by either party upon thirty days prior written notice if certain conditions exist such as: the provider's inability to continue the practice of medicine, the insolvency of either party or certain unforeseen events. Absent the previous conditions, either party may, without cause upon 120 days prior written notice, terminate the agreements. The discounts obtained from the providers, due to the short-term nature of the agreements, are not guaranteed in the long-term.

     The Company has entered into agreements with various national, regional and state networks, which the Company considers its "network partners," that are included in the Company's network, Rockport United Network sm., to be accessed in those states or geographic areas where the Company requires additional coverage and specialties for its clients. The Company has network access agreements with the following network partners, which listing is followed by the jurisdictional coverage:

     Network Partner                            Jurisdictional Coverage
     ---------------                            -----------------------

     Accountable Regional Health Network        West Texas
     Baycare                                    Florida
     CCO, Inc.                                  Missouri
     Companion WorkPlace Health Network         Georgia
     Consumer Health Network                    New Jersey
     Devon Health Services                      Pennsylvania
     Evolution Healthcare Systems               Regional - multi-state
     F.A. Richard & Assoc.                      Louisiana
     First Choice Network                       Mississippi
     Greater Memphis Association of Physicians  Memphis, Tennessee
     Health's Finest Network                    Illinois
     Heritage Summit                            Florida
     Medical Care Referral Group                El Paso, Texas
     ppoNext West                               Regional - multi-state
     PPO Oklahoma                               Oklahoma
     Prime Network
     Southwest Medical Preferred Network        North Texas
     USAMCO - WIN                               National - exclusive
     Virginia Health Network                    Virginia

     The Company negotiates various fee reimbursements with its network partners which are normally a percentage of the revenue the Company receives from its clients. Due to the sharing nature of its agreements with its network partners, the margins the Company receives on its agreements with its network partners is lower than the margins the Company receives on its agreements within its own network, as it is not required to share its revenue. Typically, the agreements the Company has with its network partners are short-term in nature, which is typical within the healthcare industry. The initial term of the agreements are for a one-year period with automatic one-year renewals unless terminated by either party upon thirty days written notice prior to the anniversary date.
Either party may terminate the agreement for cause upon providing the other party 120 days prior written notice. The Company intends to further develop its healthcare network in markets where it requires additional healthcare providers through the use of its in-house network development staff and by identifying additional network partners to complement the existing PPO network.

CLIENTS

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

     The Company has developed a healthcare provider locator program custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This program is an aid to the Company's clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company's PPO network. This product can be accessed from the Company's web site or a client may contact the Company's client services to have a search performed for them. The Company has not applied for a patent on this product.

     The Company maintains a web site at www.rockporthealthcare.com. Within its web site are details about the Company, its leadership, national position, mission, goals and commitments and a description as to why it is unique when compared to its competition. Within the web page entitled "Client Services" its clients and customers are able to locate a healthcare provider, review total providers by state, print a provider directory, nominate a provider to become a part of the Company's PPO network and obtain assistance from the Company's client services staff in customizing a provider panel that can be located at the employer's work-site. The healthcare provider demographics (i.e. name, address, telephone number, specialty, hours, etc.) located on the Company's web site are in a secure environment with access provided only to the Company's clients and their customers for locating purposes. The information contained in the Company's web site is not part of this annual report.

     With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the fiscal year ended March 31, 2004. Those clients were Intracorp which contributed 26.0% of total revenue and Fair Isaac Corporation ("Fair Isaac") (formerly HNC Insurance Solutions, Inc.) which contributed 25.1% of total revenue.

     The effective date of the agreement with Intracorp was August 1, 2001, and the term is for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Intracorp may terminate the agreement for any reason by giving the Company 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company receives as a fee from Intracorp a negotiated percentage of the medical cost savings realized by Intracorp for accessing the Company's PPO network.

     The effective date of the agreement with Fair Isaac was July 28, 1999, and the term is for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Either party may terminate the agreement for any reason by giving the other party 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company receives as a fee from Fair Isaac a negotiated percentage of the medical cost savings realized by Fair Isaac for accessing the Company's PPO network.

     The agreements the Company has with its clients can be terminated with short-term notice, which is normal within the industry the Company operates. However, there can be no assurance that a current major client of the Company will continue to be a major client in the future, and the loss of a major client would adversely effect the Company. The Company is continuing to add new clients and customers of its existing clients and believes revenue will increase as it implements these new clients and customers.

COMPETITION

     The  Company  faces  competition  on  a national basis primarily from three national managed care organizations ("MCOs"). Whereas, the only product the Company offers to its clients is access to its national PPO network of healthcare providers for workers' compensation, the Company's national competitors provide access to their provider networks in addition to other services. The Company's competitors provide medical cost containment, managed care and bill review services in addition to access to their national PPO network. The Company believes that by providing only one product, access to its Rockport United Network sm preferred provider organization, the Company can compete on a national scale with its competitors. A majority of the Company's clients are MCOs, third party administrators ("TPAs") and bill review companies, which provide services identical to the Company's competitors. The Company offers access to its provider network to its clients in a non-competitive relationship.

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

     The Company has developed a healthcare provider locator tool custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This product is an aid to the Company's clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company's PPO network. This product can be accessed from the Company's web site or the client can contact the Company's client services to perform a search for a provider. The Company has not applied for a patent on this product.

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

EMPLOYEES

     As of June 24, 2004, the Company had 19 employees, with 18 employees located in Houston, Texas and one employee located in Florida. All of the Company's employees are full-time. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company's lease on these premises covers 12,219 square feet and expires on June 30, 2005. The Company's monthly lease payment on its leased office space as of March 31, 2004 is $17,341 through the end of the lease.

     The Company leases an office in Florida with 1,037 square feet from a stockholder of the Company. The lease began August 1, 2003 and expires on July 31, 2004. Biannual lease payments are in the amount of $8,296.

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

Fiscal Year 2004:                         High   Low
                                         -----  -----

       Quarter Ended March 31, 2004 . .  $0.34  $0.16
       Quarter Ended December 31, 2003.  $0.43  $0.22
       Quarter Ended September 30, 2003  $0.28  $0.15
       Quarter Ended June 30, 2003. . .  $0.25  $0.14


Fiscal Year 2003:                         High   Low
                                         -----  -----

       Quarter Ended March 31, 2003 . .  $0.49  $0.16
       Quarter Ended December 31, 2002.  $0.75  $0.15
       Quarter Ended September 30, 2002  $0.37  $0.15
       Quarter Ended June 30, 2002. . .  $0.35  $0.22

     As of May 31, 2004, there were approximately 1,100 stockholders of record of the Company's common stock. The Company has neither declared nor paid any cash dividends to date. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended March 31, 2004, that were not registered under the Securities Act.

     On March 31, 2004, under the terms of a written contract executed by the Company, the Company issued 13,192 shares of common stock to Mike Catala in consideration of marketing services valued at $2,243 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On March 31, 2004, under the terms of a written contract executed by the Company, the Company issued 13,192 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $2,243 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On March 31, 2004, under the terms of a written contract executed by the Company, the Company issued 620,000 shares of common stock to White Rock, Inc. in consideration of investor relations services valued at $105,400 pursuant to the exemption provided by Rule 506 to Regulation D of the Securities Act.

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


PURCHASE OF EQUITY SECURITIES

     During the quarter ended March 31, 2004, the Company did not make any repurchases of its equity securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of March 31, 2004, and the Company's results of operations for the years in the two-year period ended March 31, 2004 and 2003, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report.

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

     The Company's mission to its clients and healthcare providers is to: (1) maintain, update and distribute accurate information on each and every healthcare provider that is directly contracted by the Company or is accessed through the Company's network partners relationship; (2) demonstrate, educate and offer each client and their customer referral products and services that encourage, enable and guide their injured workers to the Company's healthcare providers; and (3) provide clear, concise and accurate preferred provider organization ("PPO") repricing information and assistance in facilitating payment to the contracted rates and provide resolution to reimbursement problems in a timely manner.

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

     The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of March 31, 2004, the Company has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

CRITICAL  ACCOUNTING  POLICIES

     General

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements).

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

     Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company's clients to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of client accounts and historical collections experience. If the financial condition of one or more of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company's consolidated results of operations or financial position.

     Intangible Assets

     As of March 31, 2004, the Company had $462,500 of unamortized intangible assets resulting from the acquisition of the Protegrity network. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., ("Protegrity"), a third party administrator ("TPA") and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on the Company's financial condition and results would be negatively affected.

     Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation whereby no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. The Company adopted the pro forma requirements pursuant to fair value reporting which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

     In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position. If the Company had adopted the fair value based method of accounting for stock-based employee compensation, it would have resulted in an additional $96,059 of compensation expense and no affect in the Company's basic and diluted earnings per share.

RESULTS OF OPERATIONS

Year Ended March 31, 2004 to Year Ended March 31, 2003

     The following table sets forth certain operating information regarding the Company for the years ended March 31, 2004 and 2003:

                                                           2004         2003
                                                        -----------------------
     Revenue                                            $3,090,578   $3,746,919
         Cost of sales                                     928,268    1,042,483
                                                        -----------------------
     Gross profit                                        2,162,310    2,704,436
         Selling, general and administrative expenses    2,676,672    2,332,660
         Depreciation and amortization                      73,451       37,462
                                                        -----------------------
     Income (loss) from operations                        (587,813)     334,314
     Interest, net                                         122,437      115,933
                                                        -----------------------
     Net income (loss)                                  $ (710,250)  $  218,381
                                                        =======================
     Net income (loss) per share - basic and diluted    $    (0.05)  $     0.02
                                                        =======================

     Revenue. The Company's source of revenue is fees it receives from its clients and their customers that access and utilize the Company's healthcare provider network for work-related injuries and illnesses. When an injured employee utilizes a healthcare provider within the Company's PPO network, the employer realizes medical cost savings, which it would not have realized had the employee utilized a healthcare provider not within the Company's PPO network.

The Company's clients and their customers, where permitted by law, direct their injured employees to healthcare providers within the Company's healthcare provider network, which in turn creates a medical cost savings as a result of the discounts the Company has negotiated with its healthcare providers. The agreements the Company has with its clients provide the Company with a fee based upon a percentage of the medical cost savings realized by its clients. The fee percent the Company receives from its clients is negotiated by the Company and usually is determined by the amount of potential business the Company will receive from the client. Typically, these agreements are short-term in nature, which is standard within the healthcare industry, but which make the predictability of the Company's future revenues difficult.

     The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., ("Protegrity") which included certified networks in the states of Florida and Kentucky and providers in a variety of other states. As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $500,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years. The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States. This purchase brought the total number of providers within the Company's network to in excess of 315,000 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

     Revenue for the year ended March 31, 2004, was $3,090,578 which was $656,341, or 18%, below revenue for the year ended March 31, 2003, of $3,746,919. Revenue for the three months ended March 31, 2004, was $787,209 which was $152,796, or 16%, below revenue for the three months ended March 31, 2003, of $940,005. The reduction in revenue was primarily attributable to four items: (1) effective August 1, 2003, the State of Texas instituted a new fee schedule for reimbursement of workers' compensation claims by healthcare providers, which fee schedule reduced the maximum allowed to be billed by the healthcare providers by 32%; (2) effective September 1, 2003, the State of Texas implemented the Approved Doctor's List ("ADL") which requires any healthcare provider to be on the ADL or that healthcare provider would not be paid for their workers' compensation provider services; (3) the Company lost four clients; two clients went out of business, one client terminated its contract with the Company, and the Company terminated its contract with one client; and
(4) some of the Company's largest clients lost significant business from some of their largest customers.

     Intracorp, one of the Company's major clients, has lost significant business from its customers and represents 60% of the Company's reduction in revenue for the 2004 period when compared to the 2003 period. Fair Isaac, which is the Company's second largest provider of revenue, has also lost customers, but has replaced those customers and its revenue contribution over the 2003 period is up a modest percent.

     The Company has added eleven new clients during the 2004 period, which were not included in the 2003 period. Based upon these additions, management believes that a large portion of the reduction in revenue when comparing the 2004 period to that of 2003 has been, or will be, replaced by the addition of these new clients. In addition, healthcare providers within the Company's network who elect to join the ADL will contribute to replacing the revenue lost when the ADL list was made effective.

     With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2004. Those clients were, Intracorp which contributed 26.0% of total revenue and Fair Isaac (formerly HNC Insurance Solutions, Inc.) which contributed 25.1% of total revenue.

     The agreements with Intracorp and Fair Isaac have terms of one year with automatic one-year renewals unless terminated as set forth in the agreement. Intracorp or Fair Isaac may terminate their agreements for any reason by giving the Company 90 days prior written notice of their intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company receives a fee from Intracorp and Fair Isaac which is a negotiated percentage of the medical cost savings realized by Intracorp or Fair Isaac, respectively, for accessing the Company's PPO network.

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

     Cost of sales. The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales decreased by $114,215, or 11%, from $1,042,483 during the year ended March 31, 2003, to $928,268 during the year ended March 31, 2004.
Substantially all of this decrease was due to the decrease in the Company's clients accessing its network and a reduction in commission overwrites resulting from the decrease in revenue. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company's cost of sales and decrease its gross margins. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the year ended March 31, 2004, cost of sales were comprised of network access fees of $752,165, sales commissions of $115,110 and commission overwrites of $60,993.

     A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. Pursuant to this agreement, the Company issued 53,870 shares of its restricted common stock to Johnny Fontenot during the year ended March 31, 2004, which was valued at $15,361. Additionally, for the year ended March 31, 2004, Mr. Fontenot earned sales commissions of $16,789. The Company issued 53,870 shares of its restricted common stock to Mike Catala during the year ended March 31, 2004, for this bonus which was valued at $15,361. Additionally, for the year ended March 31, 2004, Mr. Catala earned sales commissions of $16,789. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc. For the year ended March 31, 2004, Bannon earned $60,993.

     Gross profit. The Company's gross profit decreased by $542,126, or 20%, from $2,704,436 during the year ended March 31, 2003, to $2,162,310 during the year ended March 31, 2004. Gross profit as a percentage of sales decreased from 72% during the year ended March 31, 2003, to 70% during the year ended March 31, 2004. The decrease in gross profit was attributable to the decrease in revenue and an increase in access fees paid to access third party networks. The Company expects its gross profit as a percentage of sales will continue to decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $344,012, or 15%, from $2,332,660 during the year ended March 31, 2003, to $2,676,672 during the year ended March 31, 2004.

     - Payroll and related expenses increased from $1,659,237 during the year ended March 31, 2003, to $1,802,270, or 9%, during the year ended March 31, 2004. The primary cause of the increase was an increase in the cost of medical insurance premiums for the Company's employees of $57,263, the addition of two personnel in Florida for client services and network development and one individual in Houston for client services, which increases were partially offset by the elimination of a senior management position in sales and marketing.

     - Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, increased from $280,057 during the year ended March 31, 2003, to $372,561, or 33%, during the year ended March 31, 2004. Beginning in April 2002, the Company's SEC filings were being reviewed by the Securities and Exchange Commission in a normal review process, to which all public companies are subject. During the year ended March

          31, 2003, the Company incurred additional legal and accounting expenses associated with responding to the SEC. These expenses were minimal during the year ended March 31, 2004. The Company instituted an investor awareness program during the year ended March 31, 2004, and incurred additional fees for this program of approximately $150,000. The Company intends to continue this program during fiscal year 2005.

     - The Company reviews for the impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. In March 2004, the Company recorded an impairment expense totaling $71,800 related to the unamortized costs of provider contracts the Company acquired from two entities during 1998 and 1999. Based upon the projected estimated future cash flows from the provider contracts acquired, management determined a full impairment charge was required.

     - Other expenses increased by $33,301, or 54%, from $62,151 during the year ended March 31, 2003 to $95,452 during the year ended March 31, 2004. The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company's clients to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of client accounts and historical collections experience. If the financial condition of one or more of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During the year ended March 31, 2004, the Company increased its allowance for doubtful accounts by $30,000 to $50,000 representing an increase in the Company's accounts receivable it deemed uncollectible.

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

     Depreciation and amortization. Depreciation and amortization increased from $37,462 for the year ended March 31, 2003, to $73,451 for the year ended March 31, 2004. The increase was due to increased amortization costs associated with the acquisition of the healthcare provider contracts from Protegrity, which are being amortized using the straight-line method over the estimated useful lives of the agreements of ten years. However, the Protegrity assets are subject to an impairment assessment at least annually.

     Net income (loss). The Company had a net loss for the year ended March 31, 2004, of $710,250, or $0.05 per share (basic and diluted), compared with net income of $218,381, or $0.02 per share (basic and diluted), for the year ended March 31, 2003. As discussed above, the primary component which resulted in the loss for the year ended March 31, 2004, was a decrease in utilization of the Company's provider network by the Company's clients, the loss of selected clients and the loss of customers by some of the Company's significant clients.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary table presents comparative cash flows of the Company for the two year periods ended March 31, 2004 and 2003:

                                                            2004       2003
                                                          --------------------
     Net cash provided by (used in) operating activities  $(65,134)  $ 10,067
     Net cash used in investing activities                $ (3,951)  $(19,362)
     Net cash provided by financing activities            $ 76,000   $ 32,151

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the year ended March 31, 2004, was $65,134 compared with net cash provided by operating activities of $10,067 for the year ended March 31, 2003. This was a decrease of $75,201 when compared to the prior year. The components of net cash used in operating activities for the 2004 period were a net loss of $710,250 which was partially offset by non-cash charges of $311,371, decreases in current assets of $179,174 and increases in current liabilities of $154,571.

     Liquidity and Capital resources. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources, conversion of employee, director and shareholder debt into restricted common stock and payment for services through the issuance of restricted common stock. At March 31, 2004, the Company had available cash in non-restrictive accounts of $72,408 and negative working capital of $37,891. The Company has experienced a reduction in revenue from the utilization of its provider network by its clients and their customers when compared to the previous year period. The Company has added new clients and believes the business from its existing clients is beginning to improve. Management believes its revenues for its 2005 fiscal year will improve from its 2004 fiscal year.

     As of March 31, 2004, the Company had outstanding debt of: (a) $660,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

     10% convertible notes. As of March 31, 2004, of the $660,000 in principal amount in the form of 10% convertible notes, $360,000 in principal amount was held by Mr. Baldwin, a director of the Company and $300,000 in principal amount was held by two individuals, including a former director of the Company. Of the $300,000 in principal amount held by the two individuals, $200,000 in principal and $69,219 in interest was due in June 2004 (the "maturing notes"). Prior to the June 2004 due date, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $270,000 due June 2006 convertible at the rate of $.20 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing notes held by the two individuals. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $100,000 in principal amount due November 2004 convertible at a price of $.325 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.17 per share; and (d) $270,000 in principal amount due June 2006 convertible at a price of $.20 per share.

     Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion prices of the notes were calculated based on the average of the high bid and low asked stock quotations on the date of funding.

     Accrued debenture interest on the convertible debentures has been added to the principal of the debentures resulting in a reclassification of some of the accrued interest to long-term debt. The prior year balance sheet has been reclassified to conform to the current year presentation.

     8% notes. In November 2001 and in January 2002, the Company borrowed an aggregate of $100,000 from Mr. Baldwin. In June 2002, the Company renegotiated the terms of the notes and added $93,000 of accrued consulting fees due and $34,493 of accrued overwrite fees due to the principal amount of the note. In December 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005 and in June 2004 extended the due date to April 1, 2006. This debt is accruing interest at 8% payable monthly, however, in accordance with a verbal agreement with the note holder, the Company ceased paying the interest on this note on October 1, 2003.

     15% convertible notes. In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum. The notes are personally guaranteed by two officers of the Company. In March 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003. The notes have been modified on two occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2006.

     For fiscal 2005, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000. The Company does not require any funding for capital expenditures during the current fiscal year. As discussed above, the Company does have $100,000 principal amount and accrued interest due November 2004, and $1,147,493 and accrued interest due in April 2006. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company's financial condition.

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

OFF-BALANCE SHEET ARRANGEMENTS

     On July 7, 2003, the Company purchased the healthcare provider contracts from Protegrity services for 500,000 shares of the Company's common stock. The Company committed to repurchase the shares for $1.00 per share if Protegrity has not been able to realize this amount by June 2008.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7. FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rockport Healthcare Group, Inc.
Houston, Texas




     We have audited the accompanying consolidated balance sheets of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the auditing standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Hein & Associates LLP



Houston,  Texas
June  11,  2004

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                          AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,
                                                                         --------------------------
                                                                             2004          2003
                                                                         --------------------------
ASSETS
Current assets:
    Cash                                                                 $    72,408   $    65,493
    Accounts receivable, net of allowance of $50,000 at March 31, 2004
       and $20,000 at March 31, 2003                                         703,369       893,860
    Prepaid expenses                                                           1,494        20,177
                                                                         --------------------------
        Total current assets                                                 777,271       979,530
                                                                         --------------------------
Property and equipment:
    Office furniture and equipment                                            43,268        41,812
    Computer equipment and software                                          116,953       114,568
    Telephone equipment                                                       15,844        15,734
                                                                         --------------------------
                                                                             176,065       172,114
    Less accumulated depreciation                                           (135,976)     (113,759)
                                                                         --------------------------
        Net property and equipment                                            40,089        58,355
                                                                         --------------------------
Other assets:
    Deposits                                                                   9,038         9,038
    Intangible assets, net                                                   462,500        85,534
                                                                         --------------------------
                                                                             471,538        94,572
                                                                         --------------------------
        Total assets                                                     $ 1,288,898   $ 1,132,457
                                                                         ==========================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Current portion of long-term debt                                    $   100,000   $        --
    Accounts payable, trade                                                  311,265       271,185
    Due to directors, officers and employees                                  65,022        26,994
    Other current liabilities                                                338,875       309,892
                                                                         --------------------------
        Total current liabilities                                            815,162       608,071
                                                                         --------------------------
Long-term debt                                                             1,147,762     1,140,282
                                                                         --------------------------
Commitments and contingencies (Note 4)
Shareholders' deficit:
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                 --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      14,954,042 and 13,626,302 shares issued and outstanding at
      March 31, 2004 and 2003, respectively                                   14,954        13,626
    Additional paid-in capital                                             6,960,708     6,300,916
    Stock subscription receivable                                             (9,000)           --
    Accumulated deficit                                                   (7,640,688)   (6,930,438)
                                                                         --------------------------
       Total shareholders' deficit                                          (674,026)     (615,896)
                                                                         --------------------------
        Total liabilities and shareholders' deficit                      $ 1,288,898   $ 1,132,457
                                                                         ==========================

See accompanying notes to consolidated financial statements.

                        ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                            2004         2003
                                                        -------------------------

Revenue                                                 $ 3,090,578   $ 3,746,919
Cost of sales                                               928,268     1,042,483
                                                        -------------------------
        Gross profit                                      2,162,310     2,704,436
                                                        -------------------------

Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                          1,802,270     1,659,237
    Office administration                                   334,589       331,215
    Professional services                                   372,561       280,057
    Impairment of intangible assets                          71,800            --
    Other                                                    95,452        62,151
                                                        -------------------------
  Total selling, general and administrative expenses      2,676,672     2,332,660
  Depreciation and amortization                              73,451        37,462
                                                        -------------------------
        Total operating expenses                          2,750,123     2,370,122
                                                        -------------------------

Income (loss) from operations                              (587,813)      334,314
Interest, net                                               122,437       115,933
                                                        -------------------------
Net income (loss)                                       $  (710,250)  $   218,381
                                                        =========================

Net income (loss) per share:
    Basic                                                    ($0.05)  $      0.02
                                                        =========================
    Diluted                                                  ($0.05)  $      0.01
                                                        =========================

Weighted average number of common shares outstanding:
    Basic                                                14,140,197    13,416,058
                                                        =========================
    Diluted                                              14,140,197    16,016,726
                                                        =========================

See accompanying notes to consolidated financial statements.

                                       ROCKPORT HEALTHCARE GROUP, INC.
                                             AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                  Common Stock     Additional      Stock                           Total
                              -------------------   Paid-in     Subscription    Accumulated    Shareholders'
                                Shares    Amount    Capital      Receivable       Deficit         Deficit
                              -------------------------------------------------------------------------------

Balances April 1, 2002        13,387,870  $13,387  $6,243,613  $          --   $ (7,148,819)  $     (891,819)
Stock issued for services        238,432      239      57,303             --             --           57,542
Net income                            --       --          --             --        218,381          218,381
                              -------------------------------------------------------------------------------
Balances March 31, 2003       13,626,302   13,626   6,300,916             --     (6,930,438)        (615,896)
Stock issued for services        727,740      728     135,392             --             --          136,120
Exercise of stock options        100,000      100      24,900         (9,000)            --           16,000
Stock issued for acquisition     500,000      500     499,500             --             --          500,000
Net loss                              --       --          --             --       (710,250)        (710,250)
                              -------------------------------------------------------------------------------
Balances March 31, 2004       14,954,042  $14,954  $6,960,708  $      (9,000)  $ (7,640,688)  $     (674,026)
                              ===============================================================================

See accompanying notes to consolidated financial statements.

                             ROCKPORT HEALTHCARE GROUP, INC.
                                    AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                                     2004        2003
                                                                  ----------------------

Cash flows from operating activities:
    Net income (loss)                                             $(710,250)  $ 218,381
    Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
        Depreciation                                                 22,217      23,727
        Amortization                                                 51,234      13,735
        Impairment of intangible assets                              71,800          --
        Issuance of stock for services                              136,120      57,542
        Bad debt expense                                             30,000          --
        Changes in assets and liabilities:
            Accounts receivable - trade and other                   160,491    (381,472)
            Prepaid expenses                                         18,683     (19,532)
            Accounts payable                                         40,080     (36,093)
            Due to directors, officers and employees                 38,028       2,823
            Other current liabilities                                76,463     130,956
                                                                  ----------------------
Cash provided by (used in) operating activities                     (65,134)     10,067
                                                                  ----------------------

Cash flows from investing activities:
    Purchase of fixed assets                                         (3,951)    (19,362)
                                                                  ----------------------

Cash flows from financing activities:
    Exercise of stock options                                        16,000          --
    Proceeds from notes payable                                      60,000      32,151
                                                                  ----------------------
Cash provided by financing activities                                76,000      32,151
                                                                  ----------------------
Net increase in cash                                                  6,915      22,856
Cash and cash equivalents, beginning of year                         65,493      42,637
                                                                  ----------------------
Cash and cash equivalents, end of year                            $  72,408   $  65,493
                                                                  ======================

Supplemental cash flow information:
    Interest paid                                                 $  39,100   $  30,000
                                                                  ======================

Non-cash transactions:
    Acquisition of Protegrity provider agreements                 $ 500,000   $      --
                                                                  ======================
    Transfer of amounts due to a director to notes payable        $  47,480   $ 127,493
                                                                  ======================
    Stock subscription receivable                                 $   9,000   $      --
                                                                  ======================

See accompanying notes to consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

     The Company has contracts with healthcare providers and/or network partners in all fifty states and the District of Columbia. The Company currently has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

Note 2. Summary of Significant Accounting Policies

a)   Consolidation

     As  of  March  31,  2004,  the Company has three wholly owned subsidiaries:
     Rockport  Community  Network,  Inc.,  Rockport  Group  of  Texas,  Inc. and
     Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company's clients, collects accounts receivable and issues checks to the Company's network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying audited consolidated financial statements.

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

e)   Long-lived  Assets

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. In March 2004, the Company recorded an impairment expense totaling $71,800 related to the unamortized costs of provider contracts the Company acquired from two entities during 1998 and 1999. Based upon the projected estimated future cash flows from the provider contracts acquired, management determined a full impairment charge was required.

f)   Use  of  Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

g)   Provider  Contracts

     Healthcare provider contracts are contracts between a preferred provider organization ("PPO") and physicians, hospitals and ancillary healthcare providers which, among other things, provide a discount to a client when an injured employee is treated by the healthcare provider. The discounts the PPO network obtains from the healthcare providers are normally less than the maximum rate allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary allowables for work-related injuries and illnesses. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., ("Protegrity"), a third party administrator ("TPA") and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity. In addition to the stock issuance, Protegrity obtained an earnout fee equal to a percentage of the Company's gross revenue billed and collected in the states of Florida, Kentucky and Missouri for a period of five years following the effective date of the agreement. The Company has not capitalized any additional amounts as a result of this earnout fee. Accumulated amortization aggregated $37,500 at March 31, 2004 pursuant to this acquisition.

h)   Comprehensive  Income  (Loss)

     Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the year ended March 31, 2004 and the Company's comprehensive income was equal to its net income for the year ended March 31, 2003.

i)   Revenue Recognition

     Revenue is recognized when earned. Revenue is earned at such time as the Company's contractual discounts with its healthcare providers are applied to its clients' medical bills which produces a savings. The Company's revenue is a contractual percentage of the savings realized. At the time the contractual discounts are applied, the revenue is realized and collection is reasonably assured.

j)   Earnings  (Loss)  Per  Share

     The Company computes net income per share by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net income per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible debt.

     At March 31, 2004, the closing bid and asked prices for the Company's common stock were $0.16 and $0.18, respectively, and the fair market value of the Company's common stock was deemed to be $0.17 per share. During the year ended March 31, 2004, 1,610,700 stock options exercisable at prices ranging from $0.19 to $0.50 per share and 1,000,000 warrants exercisable at $0.345 per share were excluded from the calculation of diluted earnings per share as their exercise prices were below the then fair market value. At March 31, 2004, the Company had $860,000 principal amount of convertible debt and $187,028 of accrued interest on the convertible debt, which debt and interest is convertible into the Company's common stock at prices ranging from $0.18 to $0.36 per share. 3,112,405 shares were excluded from diluted earnings per share calculation as their inclusion would be anti-dilutive.

     At March 31, 2003, the closing bid and asked prices for the Company's common stock were $0.13 and $0.25, respectively, and the fair market value of the Company's common stock was deemed to be $0.19 per share. During the year ended March 31, 2003, 1,541,300 stock options exercisable at prices ranging from $0.20 to $0.50 per share and 1,000,000 warrants exercisable at $0.345 per share were excluded from the calculation of diluted earnings per share as their exercise prices were below the then fair market value. At March 31, 2003, the Company had $800,000 principal amount of convertible debt and $112,789 of accrued interest on the convertible debt, which debt and interest is convertible into the Company's common stock at prices ranging from $0.325 to $0.36 per share. 2,569,869 shares were included in the diluted earnings per share calculation.

k)   Stock-Based  Compensation

     The Company accounts for compensation costs associated with stock options and warrants issued to employees whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 5, "Stock
     Options and Warrants"). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates.

     The Company applies the intrinsic value method in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the fair value method, the Company's March 31, 2004, net loss and March 31, 2003 net income would have been changed to the pro forma amounts indicated below.

                                                          March 31,    March 31,
                                                            2004         2003
                                                         ------------------------
     Net income (loss):
       As reported                                       $ (710,250)  $  218,381
       Stock based compensation under fair value method     (96,059)    (132,585)
                                                         ------------------------
       Pro forma                                         $ (806,309)  $   85,796
                                                         ========================

     Net income (loss) per share - basic and diluted:
       As reported                                           ($0.05)  $     0.02
       Stock based compensation under fair value method          --        (0.01)
                                                         ------------------------
       Pro forma                                             ($0.05)  $     0.01
                                                         ========================

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5%; volatility of 200% and 193%, 2004 and 2003, respectively; no assumed dividend yield; and expected lives of four years.

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

Note 3.  Notes  Payable

     Notes  payable  consisted  of  the  following  at:

                                                            March 31,   March 31,
                                                              2004         2003
                                                           -----------------------
  Convertible unsecured notes payable to a shareholder,
     with interest payable monthly at 15% per annum.
     The notes are personally guaranteed by two
     officers of the Company. On March 31, 2002, the
     Company renegotiated the terms of the notes which
     were originally convertible into Company common
     stock at an average conversion price of $1.50 per
     share and due April 1, 2003. The notes are now
     convertible into Company common stock at any time
     prior to April 1, 2005 at a conversion price of
     $.36 per share and were due April 1, 2004. On
     December 31, 2002, the due date of the notes was
     extended to April 1, 2006. The Company issued
     150,000 shares of its common stock in connection
     with these notes, the cost of which was recorded
     as loan fees and amortized using the interest
     yield method over the original term of the notes.     $  200,000   $  200,000

  Unsecured note payable due to a director with interest
     at 8% per annum and principal and interest due
     April 1, 2004. The Company has renegotiated the
     due date of the note which is now due April 1,
     2006.                                                    227,493      227,493

  Three-year 10% convertible subordinated unsecured notes
     to shareholders due June and October 2004 and
     April 2005. Interest is either accrued or paid
     quarterly, as determined by the Board of
     Directors. The notes are convertible into Company
     common stock at conversion prices ranging from
     $.18 to $.36 per share anytime prior to their
     maturity in June and October 2004 and April 2005.
     On December 31, 2002, the Company renegotiated the
     terms of $300,000 principal amount of these notes
     with Mr. Baldwin, a director of the Company and
     extended the due date and conversion date to April
     1, 2005, which has now been extended to April
     2006. On March 31, 2004, the Company issued
     $60,000 principal amount to a director of the
     Company which is due April 1, 2006 and is
     convertible into Company common stock at a
     conversion price of $.18 per share. In June 2004,
     the Company retired $200,000 principal amount and
     accrued interest due June 2004 which is now due
     April 2006. To raise the needed funds for the
     retirement, the Company issued Mr. Baldwin
     additional 10% convertible notes in the amount of
     $270,000 which notes are due April 2006 and which
     have a conversion price of $.20 per share.               660,000      600,000

  Accrued interest due on long-term portion of three-year
     10% convertible unsecured notes                          160,269      112,789
                                                           -----------------------

  Total notes payable                                       1,247,762    1,140,282

  Less current maturities of long-term debt                  (100,000)          --
                                                           -----------------------

  Long-term debt                                           $1,147,762   $1,140,282
                                                           =======================

     See Note 4 "Commitments and Contingencies" for a discussion of financing provided by related parties.

     With the exception of $100,000 principal amount due November 2004, all remaining debt is due April 2006.

Note 4. Commitments and Contingent Liabilities

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

     Years Ending March 31,
     ----------------------

             2005                           $224,912
             2006                             52,023
                                            --------
                 Total                      $276,935
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

     Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2004. During the years ended March 31, 2004 and 2003, Mr. Baldwin earned $78,000 and $78,000, respectively, from this agreement.

Note 5. Stock Options and Warrants

     Stock  Option  Plans

     On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2002 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2004, incentive stock options to purchase 608,400 shares exercisable at prices ranging from $.19 to $.23 per share that vest over a three-year period had been granted. 297,800 of these stock options were exercisable as of March 31, 2004. During fiscal 2004, 100,000 non-qualified stock options were issued to a consultant at an exercise price of $.25 per share, all of which were exercised during fiscal 2004.

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). The 2000 Plan was approved by the Company's shareholders at its annual shareholder meeting held in September 2001. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2004, incentive stock options to purchase 952,300 shares exercisable at prices ranging from $.19 to $.50 per share that vest over a three-year period were outstanding. Of this amount, 684,565 stock options were exercisable as of March 31, 2004. As of March 31, 2004, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were outstanding.

     Stock  option  activity  during  the  periods  indicated  was  as  follows:

                                                 Weighted
                                  Number of       Average
                                    Shares    Exercise Price
                                  ---------------------------
     Outstanding, April 1, 2002     848,400   $          0.34
         Granted                    770,000              0.23
         Exercised                       --                --
         Forfeited                  (67,100)             0.25
         Expired                         --                --
                                  ---------------------------
     Outstanding, March 31, 2003  1,551,300              0.34
         Granted                    165,000              0.25
         Exercised                 (100,000)             0.25
         Forfeited                   (5,600)             0.25
         Expired                         --                --
                                  ---------------------------
     Outstanding, March 31, 2004  1,610,700   $          0.29
                                  ===========================
     Exercisable, March 31, 2004    932,365   $          0.30
                                  ===========================

     As of March 31, 2004, the range of exercise prices was from $0.19 to $0.50 per share and the weighted average remaining contractual life of outstanding options was two years. The weighted average grant date fair value of the options issued in 2004 and 2003 amounted to $0.2223 and $0.2285, respectively.

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

Note 6. Related Party Transactions

     See Note 3 "Notes Payable" for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

     See Note 4 "Commitments and Contingent Liabilities" for a discussion of legal services provided by Mr. Baldwin.

Note 7. Income Taxes

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2004 and 2003, are as follows:

                                          2004               2003
                                       -----------       ------------
     Accrual to cash conversion        $    79,300       $    60,200
     Net operating loss carryforwards    1,972,180         1,966,000
     Valuation allowance                (2,051,480        (2,026,200)
                                       -----------       ------------
          Net deferred tax asset       $        --       $        --
                                       ===========       ============

     The increase in the valuation allowance during fiscal 2004 of $25,280 is the result of additional net tax losses incurred during the year.

     As of March 31, 2004, the Company has net operating loss carryforwards of approximately $5,800,528 which begin to expire in 2014 through 2024. Future utilization of the net operating loss carryforwards may be limited by changes in the ownership of the Company under section 382 of the Internal Revenue Code.

     The difference between the actual income expense or benefit of zero for fiscal years 2004 and 2003 and the expected amount using the statutory income tax rate of 34% results from the 100% valuation allowance on the deferred tax assets at each year end.


Note 8. Legal Proceedings - None

Note 9. Significant Concentration

     Two clients accounted for approximately 26.0% and 25.1% of sales for the fiscal year ended March 31, 2004. No other clients represented more than 10% of sales of the Company for the fiscal year ended March 31, 2004. The Company had two clients, each which had in excess of 10% of the Company's accounts receivable balance at March 31, 2004. These two clients represented 34.2% and 13.1%, respectively, of the Company's accounts receivable balance.

Note 10. Liquidity

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has an accumulated deficit in shareholders' equity of $674,026 as of March 31, 2004.

     The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At March 31, 2004, the Company had available cash in non-restrictive accounts of $72,408 and negative working capital of $37,891. As of March 31, 2004, the Company had outstanding debt of: (a) $660,000 in principal amount in the form of 10% convertible notes,
(b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

     10% convertible notes. As of March 31, 2004, of the $660,000 in principal amount in the form of 10% convertible notes, $360,000 in principal amount was held by Mr. Baldwin, a director of the Company and $300,000 in principal amount was held by two individuals, including a former director of the Company. Of the $300,000 in principal amount held by the two individuals, $200,000 in principal and $69,219 in interest was due in June 2004 (the "maturing notes"). Prior to the June 2004 due date, the Company sold a new 10% convertible note to Mr.

Baldwin in the amount of $270,000 due June 2006 convertible at the rate of $.20 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing notes held by the two individuals. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $100,000 in principal amount due November 2004 convertible at a price of $.325 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.17 per share; and (d) $270,000 in principal amount due June 2006 convertible at a price of $.20 per share.

     Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion prices of the notes were calculated based on the average of the high bid and low asked stock quotations on the date of funding.

     Accrued debenture interest on the convertible debentures has been added to the principal of the debentures resulting in a reclassification of some of the accrued interest to long-term debt. The prior year balance sheet has been reclassified to conform to the current year presentation.

     8% notes. In November 2001 and in January 2002, the Company borrowed an aggregate of $100,000 from Mr. Baldwin. In June 2002, the Company renegotiated the terms of the notes and added $93,000 of accrued consulting fees due and $34,493 of accrued overwrite fees due to the principal amount of the note. In December 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005 and in June 2004 extended the due date to April 1, 2006. This debt is accruing interest at 8% payable monthly, however, in accordance with a verbal agreement with the note holder, the Company ceased paying the interest on this note on October 1, 2003.

     15% convertible notes. In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum. The notes are personally guaranteed by two officers of the Company. In March 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003. The notes have been modified on two occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2006.

     As discussed above, the Company does have $100,000 principal amount and accrued interest due November 2004, and $1,147,493 and accrued interest due in April 2006. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company's financial condition.

     Excluding these notes, management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. The Company does not anticipate any funding requirements for capital expenditures during the fiscal year 2005. The Company's future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

     There can be no assurances that management's plans as described above can be accomplished.

Note 11. Subsequent Events

     On June 10, 2004, the Company issued a two-year 10% convertible subordinated note to a director of the Company in the principal amount of $270,000 and with the proceeds of the note retired $200,000 principal amount and $69,219 of accrued interest on two three-year 10% convertible unsecured notes which were due on June 10 and 17, 2004, respectively. This note is convertible into Company common stock anytime prior to June 9, 2006 at a conversion price of $0.20 per share. Also in June 2004, the director extended the due dates of $300,000 principal amount of three-year 10% convertible subordinated notes, a $60,000 one-year convertible unsecured note and $227,493 principal amount of 8% notes to April 1, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM  8A.  CONTROLS  AND  PROCEDURES.

     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                    PART III

ITEMS 9, 10, 11, AND 12

     These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items will be included in the Company's definitive proxy or information statement to be filed no later than July 29, 2004, and are incorporated by reference in this annual report.

     The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

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

4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001) *
10.2 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.3 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.4 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.5                2000  Long-Term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476) *
10.6 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001) *
10.7 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.8 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.9 Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.10 Workers' Compensation Master Preferred Client Agreement with PPONext (formerly Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.11 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732) *
10.12 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB dated November 14, 2002)
14.1                Code  of  Ethics
21.1                Subsidiaries  of  Registrant  (incorporated  by reference to
                    Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
23.1                Consent  of  Hein  &  Associates,  LLP
31.1                Certification  of  Harry  M.  Neer,  Chief Executive Officer
31.2                Certification  of  Larry  K. Hinson, Chief Financial Officer
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates a management contract or compensatory plan or arrangement.

(1) The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.

     (b)  Reports on Form 8-K:

               i) Registrant filed a report on Form 8-K on February 24, 2004, disclosing events pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the three and nine-month periods ended December 31, 2003 and 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This item has been omitted in accordance with the general instructions to Form 10-KSB. The information required will be included in the Company's definitive proxy or information statement to be filed no later than July 29, 2004, and is incorporated by reference in this annual report.

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

                              Date:  June 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                     Title                        Date
            ---------                     -----                        ----


/s/  John  K. Baldwin            Chairman of the Board             June 29, 2004
-------------------------------
John  K.  Baldwin

/s/  Harry  M.  Neer             President,  Chief Executive       June 29, 2004
-------------------------------  Officer  and  Director
Harry  M.  Neer

/s/  Larry  K. Hinson            Secretary, Chief Financial        June 29, 2004
-------------------------------  Officer, Treasurer and Director
Larry  K.  Hinson

/s/  Eric  H.  Kolstad           Director                          June 29, 2004
-------------------------------
Eric  H.  Kolstad

                                  EXHIBIT INDEX

Exhibit  No.        Description
------------        -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration
                    Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2 Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16, 1998 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3, 2002)
3.3 Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002 (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
3.4 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001) *
10.2 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.3 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.4 Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
                    2000)
10.5                2000  Long-Term Incentive Plan (incorporated by reference to
                    Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476) *
10.6 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001) *
10.7 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.8 Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.9 Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.10 Workers' Compensation Master Preferred Client Agreement with PPONext (formerly Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.11 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732) *
10.12 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB dated November 14, 2002)
14.1                Code  of  Ethics
21.1                Subsidiaries  of  Registrant  (incorporated  by reference to
                    Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)

23.1                Consent  of  Hein  &  Associates,  LLP
31.1                Certification  of  Harry  M.  Neer,  Chief Executive Officer
31.2                Certification  of  Larry  K. Hinson, Chief Financial Officer
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates  a  management  contract  or  compensatory  plan  or  arrangement.

(1) The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.