Form 10QSB/A
period 2003-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2004-06-30
CIK 919606

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

                                                                                              Page No.
                                                                                              --------
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets
                      September 30, 2003  (unaudited) and March 31, 2003                         3

                    Condensed Consolidated Statements of Operations (unaudited)                  4
                      Three and Six Months Ended September 30, 2003 and 2002

                    Condensed Consolidated Statement of Changes in Shareholders'                 5
                      Deficit Six Months Ended September 30, 2003 (unaudited) and Year Ended
                      March 31, 2003

                    Condensed Consolidated Statements of Cash Flows (unaudited)                  6
                      Six Months Ended September 30, 2003 and 2002

                    Notes to Unaudited Condensed Consolidated Financial Statements               7

          Item 2.   Management's Discussion and Analysis of Results of                          15
                      Operations and Financial Condition

          Item 3.   Controls and Procedures                                                     21

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                           23

          Item 2.   Changes in Securities and Use of Proceeds                                   23

          Item 3.   Defaults Upon Senior Securities                                             23

          Item 4.   Submission of Matters to a Vote of Security Holders                         23

          Item 5.   Other Information                                                           23

          Item 6.   Exhibits and Reports on Form 8-K                                            24

                         PART I.  FINANCIAL INFORMATION

Item  1.     FINANCIAL  STATEMENTS


                                 ROCKPORT HEALTHCARE GROUP, INC.
                                         AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,   March 31,
                                                                           2003          2003
                                                                       --------------------------
                                   ASSETS                               (Unaudited)
Current assets:
    Cash                                                               $    64,520   $    65,493
    Accounts receivable, net of allowance of $20,000 at September 30
      and March 31, 2003                                                   682,752       893,860
    Prepaid expenses                                                        12,053        20,177
                                                                       --------------------------
        Total current assets                                               759,325       979,530
                                                                       --------------------------
Property and equipment:
    Office furniture and equipment                                          43,000        41,812
    Computer equipment and software                                        116,953       114,568
    Telephone equipment                                                     15,844        15,734
                                                                       --------------------------
                                                                           175,797       172,114
    Less accumulated depreciation                                         (124,856)     (113,759)
                                                                       --------------------------
        Net property and equipment                                          50,941        58,355
                                                                       --------------------------
Other assets:
    Deposits                                                                 9,038         9,038
    Intangible assets, net                                                 566,167        85,534
                                                                       --------------------------
                                                                           575,205        94,572
                                                                       --------------------------
Total assets                                                           $ 1,385,471   $ 1,132,457
                                                                       ==========================

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term debt                                                    $   200,000   $        --
    Accounts payable, trade                                                210,963       271,185
    Due to directors, officers and employees                                27,761        26,994
    Other current liabilities                                              272,038       309,892
                                                                       --------------------------
        Total current liabilities                                          710,762       608,071
                                                                       --------------------------
Long-term debt                                                             976,467     1,140,282
                                                                       --------------------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                               --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      14,186,898 and 13,626,302 shares issued and outstanding at
      September 30 and March 31, 2003, respectively                         14,187        13,626
    Additional paid-in capital                                           6,820,362     6,300,916
    Accumulated deficit                                                 (7,136,307)   (6,930,438)
                                                                       --------------------------
         Total shareholders' deficit                                      (301,758)     (615,896)
                                                                       --------------------------
Total liabilities and shareholders' equity (deficit)                   $ 1,385,471   $ 1,132,457
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
                                              ----------------------------------------------------

Operating expenses:
  Selling, general and administrative
    expenses:
      Payroll and related expenses                444,231       390,207      885,868       782,345
      Office administration                        83,841        85,297      163,050       166,426
      Professional services                        47,246        63,518      108,089       131,168
      Other                                        22,078        11,100       41,716        23,772
                                              ----------------------------------------------------
  Total selling, general and administrative       597,396       550,122    1,198,723     1,103,711
  Depreciation and amortization                    21,590         9,143       30,465        18,072
                                              ----------------------------------------------------
        Total operating expenses                  618,986       559,265    1,229,188     1,121,783
                                              ----------------------------------------------------

Income (loss) from operations                    (145,737)      119,229     (145,584)      231,791
Interest, net                                      30,467        28,988       60,285        55,370
                                              ----------------------------------------------------
Net income (loss)                             $  (176,204)  $    90,241  $  (205,869)  $   176,421
                                              ====================================================

Net income (loss) per share:
    Basic                                     $     (0.01)  $      0.01  $     (0.01)  $      0.01
                                              ====================================================
    Diluted                                   $     (0.01)  $      0.01  $     (0.01)  $      0.01
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


                                                                                                Total
                                              Common Stock      Additional                  Shareholders'
                                          -------------------    Paid-in     Accumulated       Equity
                                            Shares    Amount     Capital       Deficit        (Deficit)
                                          ----------  -------  -----------  -------------  ---------------

Balances March 31, 2002                   13,387,870  $13,387  $ 6,243,613  $ (7,148,819)  $     (891,819)
Stock issued for services                    238,432      239       57,303            --           57,542
Net income                                        --       --           --       218,381          218,381
                                          ----------  -------  -----------  -------------  ---------------
Balances March 31, 2003                   13,626,302   13,626    6,300,916    (6,930,438)        (615,896)
Stock issued for services (unaudited)         60,596       61       19,946            --           20,007
Stock issued for acquisition (unaudited)     500,000      500      499,500            --          500,000
Net loss (unaudited)                              --       --           --      (205,869)        (205,869)
                                          ----------  -------  -----------  -------------  ---------------
Balances September 30, 2003 (unaudited)   14,186,898  $14,187  $ 6,820,362  $ (7,136,307)  $     (301,758)
                                          ----------  -------  -----------  -------------  ---------------

See accompanying notes to condensed consolidated financial statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                      AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                        (UNAUDITED)


                                                                        2003        2002
                                                                     ----------  ----------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                $(205,869)  $ 176,421
    Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
        Depreciation                                                    11,097      11,206
        Amortization                                                    19,367       6,867
        Issuance of stock for services                                  20,007       9,529
        Changes in assets and liabilities:
            Accounts receivable - trade                                211,108    (421,395)
            Prepaid expenses                                             8,124      (8,118)
            Accounts payable                                           (60,222)     29,954
            Due to directors, officers and employees                       767      (3,950)
            Other current liabilities                                   (1,669)    162,780
                                                                     ----------------------
Cash provided by (used in) operating activities                          2,710     (36,706)
                                                                     ----------------------

Investing activities:
    Purchase of fixed assets                                            (3,683)     (7,838)
                                                                     ----------------------

Financing activities:
    Proceeds from notes payable                                             --      15,000
                                                                     ----------------------
Net decrease in cash                                                      (973)    (29,544)
Cash and cash equivalents, beginning of period                          65,493      42,637
                                                                     ----------------------
Cash and cash equivalents, end of period                             $  64,520   $  13,093
                                                                     ======================


Supplemental cash flow information:
    Interest paid                                                    $  24,100   $  15,545
                                                                     ======================

Non-cash transactions:
    Acquisition of Protegrity provider agreements                    $ 500,000   $      --
                                                                     ======================
    Transfer of amounts due to a director to notes payable           $      --   $ 127,493
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

Note  2.     Notes  Payable

     Notes payable consisted of the following at:

                                                              September 30,   March 31,
                                                                   2003          2003
                                                              --------------  ----------
Convertible unsecured notes payable to a shareholder, with
     interest payable monthly at 15% per annum.  The notes
     are personally guaranteed by two officers of the
     Company.  On March 31, 2002, the Company
     renegotiated the terms of the notes which were
     originally convertible into Company common stock at
     an average conversion price of $1.50 per share and due
     April 1, 2003.  The notes are now convertible into
     Company common stock at any time prior to April 1,
     2005 at a conversion price of $.36 per share and were
     due April 1, 2004.  On December 31, 2002, the due date
     of the notes was extended to April 1, 2006.  The
     Company issued 150,000 shares of its common stock in
     connection with these notes, the cost of which was
     recorded as loan fees and amortized using the interest
     yield method over the original term of the notes.        $      200,000  $  200,000

Unsecured note payable due to a director with interest at
     8% per annum and principal and interest due April 1,
     2004.  On December 31, 2002, the Company
     renegotiated the due date of the note which is now due
     April 1, 2005.                                                  227,493     227,493

Three-year 10% convertible subordinated unsecured notes
     to shareholders due June and October 2004.  Interest is
     either accrued or paid quarterly, as determined by the
     Board of Directors.  The notes are convertible into
     Company common stock at conversion prices ranging
     from $.325 to $.36 per share anytime prior to their
     maturity in June and October 2004.  On December 31,
     2002, the Company renegotiated the terms of $300,000
     principal amount of these notes with a director of the
     Company and extended the due date and conversion
     date to April 1, 2005.                                          600,000     600,000
                                                              --------------  ----------

Accrued interest due on long-term portion of three-year
     10% convertible subordinated unsecured notes                    148,974     112,789
                                                              --------------  ----------
Total notes payable                                                1,176,467   1,140,282
Less current maturities of long-term debt                           (200,000)         --
                                                              --------------  ----------
Total long-term debt                                          $      976,467  $1,140,282
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


                                                     For the Three Months Ended     For the Six Months Ended
                                                           September 30,                September 30,
                                                    ----------------------------------------------------------
                                                        2003           2002           2003           2002
                                                    ----------------------------------------------------------
Net income (loss):
  As reported                                       $   (176,204)  $     90,241   $   (205,869)  $    176,421
  Stock based compensation under fair value method       (19,737)       (25,674)       (39,474)       (39,352)
                                                    ----------------------------------------------------------
  Pro forma                                         $   (195,941)  $     64,567   $   (245,343)  $    137,069
                                                    ==========================================================

Net income (loss) per share - basic and diluted:
  As reported                                       $      (0.01)  $       0.01   $      (0.01)  $       0.01
  Stock based compensation under fair value method            --             --             --             --
                                                    ----------------------------------------------------------
  Pro forma                                         $      (0.01)  $       0.01   $      (0.01)  $       0.01
                                                    ==========================================================

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

Note 8.  Acquired  Intangible  Assets

     Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., ("Protegrity"), a third party administrator ("TPA") and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all remaining outstanding shares owned by Protegrity. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. In addition to the stock issuance, Protegrity obtained an earnout fee equal to a percentage of the Company's gross revenue billed and collected in the states of Florida, Kentucky and Missouri for a period of five years following the effective date of the agreement.

Note 9. Restatements of Previously Reported Financial Statements

     The Company originally filed its September 30, 2003 and December 31, 2003 quarterly financial statements valuing the common stock issued to Protegrity at $175,000, which was the fair market value on the date of acquisition. Since the Company has agreed to purchase from Protegrity all of the shares Protegrity has not sold by July 2008 at $1.00 per share, the Company has valued the common stock issued to Protegrity at $500,000. The balance sheet has been restated to increase the intangible asset from $175,000 to $500,000 and the statement of operations has been restated to reflect the increase in amortization expense associated with the acquisition. Additionally, the Company has reclassified from other current assets to long-term debt, the accrued interest due on the long-term portion of its three-year 10% subordinated unsecured notes as of March 31, 2003 and September 30, 2003. A summary of the restatement and reclassification is as follows:

                                                BALANCE SHEET
                                          AS OF SEPTEMBER 30, 2003

                                                      Previously Stated   Increase/(Decrease)     Restated
                                                     -------------------  --------------------  ------------
ASSETS
    Cash                                             $           64,520                         $    64,520
    Accounts receivable, net                                    682,752                             682,752
    Prepaid expenses                                             12,053                              12,053
    Property and equipment, net                                  50,941                              50,941
    Deposits                                                      9,038                               9,038
    Intangible assets, net                                      249,292               316,875       566,167
                                                     -------------------  --------------------  ------------
        Total assets                                 $        1,068,596   $           316,875   $ 1,385,471
                                                     ===================  ====================  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
    Short-term debt                                  $          200,000                         $   200,000
    Accounts payable, trade                                     210,963                             210,963
    Due to directors, officers and employees                     27,761                              27,761
    Other current liabilities                                   421,012              (148,974)      272,038
    Long-term debt                                              827,493               148,974       976,467
    Common stock                                                 14,187                              14,187
    Additional paid-in capital                                6,495,362               325,000     6,820,362
    Accumulated deficit                                      (7,128,182)               (8,125)   (7,136,307)
                                                     -------------------  --------------------  ------------
        Total liabilities and shareholders' deficit  $        1,068,596   $           316,875   $ 1,385,471
                                                     ===================  ====================  ============

                                      STATEMENTS OF OPERATIONS
                                      FOR THE SIX MONTHS ENDED
                                         SEPTEMBER 30, 2003

                                               Previously Stated   Increase/(Decrease)    Restated
                                              -------------------  --------------------  -----------

Revenue                                       $        1,595,404                         $1,595,404
Cost of sales                                            511,800                            511,800
                                              -------------------  --------------------  -----------
    Gross profit                                       1,083,604                          1,083,604
Selling, general and administrative expenses           1,198,723                          1,198,723
Depreciation and amortization                             22,340                  8,125      30,465
Interest, net                                             60,285                             60,285
                                              -------------------  --------------------  -----------
Net loss                                      $         (197,744)  $              8,125  $ (205,869)
                                              ===================  ====================  ===========

Net loss per share, basic and diluted         $            (0.01)                        $    (0.01)
                                              ===================                        ===========

                                      STATEMENTS OF OPERATIONS
                                     FOR THE THREE MONTHS ENDED
                                         SEPTEMBER 30, 2003

                                               Previously Stated   Increase/(Decrease)    Restated
                                              -------------------  --------------------  ----------

Revenue                                       $          699,787                         $ 699,787
Cost of sales                                            226,538                           226,538
                                              -------------------                        ----------
    Gross profit                                         473,249                           473,249
Selling, general and administrative expenses             597,396                           597,396
Depreciation and amortization                             13,465                  8,125     21,590
Interest, net                                             30,467                            30,467
                                              -------------------  --------------------  ----------
Net loss                                      $         (168,079)  $              8,125  $(176,204)
                                              ===================  ====================  ==========

Net loss per share, basic and diluted         $            (0.01)                        $   (0.01)
                                              ===================                        ==========


                                                 BALANCE SHEET
                                             AS OF MARCH 31, 2003

                                                      Previously Stated   Increase/(Decrease)    Reclassified
                                                     -------------------  --------------------  --------------
ASSETS
    Cash                                             $           65,493                         $      65,493
    Accounts receivable, net                                    893,860                               893,860
    Prepaid expenses                                             20,177                                20,177
    Property and equipment, net                                  58,355                                58,355
    Deposits                                                      9,038                                 9,038
    Intangible assets, net                                       85,534                                85,534
                                                     -------------------  --------------------  --------------
        Total assets                                 $        1,132,457                         $   1,132,457
                                                     ===================  ====================  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
    Accounts payable, trade                          $          271,185                         $     271,185
    Due to directors, officers and employees                     26,994                                26,994
    Other current liabilities                                   422,681              (112,789)        309,892
    Long-term debt                                            1,027,493               112,789       1,140,282
    Common stock                                                 13,626                                13,626
    Additional paid-in capital                                6,300,916                             6,300,916
    Accumulated deficit                                      (6,930,438)                           (6,930,438)
                                                     -------------------  --------------------  --------------
        Total liabilities and shareholders' deficit  $        1,132,457   $                --   $   1,132,457
                                                     ===================  ====================  ==============

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

RESULTS  OF  OPERATIONS

Six  Months  Ended  September  30,  2003  to Six Months Ended September 30, 2002

               The following table sets forth certain operating information regarding the Company for the six-month periods ended September 30, 2003 and 2002:


                                                         September 30,
                                                   -----------------------
                                                      2003         2002
                                                   -----------  ----------
Revenue                                            $1,595,404   $1,826,098
    Cost of sales                                     511,800      472,524
                                                   -----------  ----------
Gross profit                                        1,083,604    1,353,574
    Selling, general and administrative expenses    1,198,723    1,103,711
    Depreciation and amortization                      30,465       18,072
                                                   -----------  ----------
Income (loss) from operations                        (145,584)     231,791
Interest, net                                          60,285       55,370
                                                   -----------  ----------
Net income (loss)                                  $ (205,869)  $  176,421
                                                   ===========  ==========
Net income (loss) per share - basic and diluted    $    (0.01)  $     0.01
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

     The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., ("Protegrity") which included certified networks in the states of Florida and Kentucky and providers in a variety of other states. As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $500,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all remaining outstanding shares owned by Protegrity. The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States. This purchase brought the total number of providers within the Company's network to 311,409 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia. Costs associated with developing the Company's networks are charged to expense when incurred and are included in selling, general and administrative expenses.

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


     Depreciation and amortization. Depreciation and amortization increased by $12,393, or 69% from $18,072 for the six months ended September 30, 2002, to $30,465 for the six months ended September 30, 2003. The increase is due to amortization of the healthcare provider contracts acquired from Protegrity Services, Inc., which acquisition was recorded as an intangible asset and is being amortized over a ten-year period.

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

     Net income (loss). The Company had a net loss for the six months ended September 30, 2003, of $205,869, or $0.01 per share (basic and diluted), compared with net income of $176,421, or $0.01 per share (basic and diluted), for the six months ended September 30, 2002. As discussed above, the two primary components which resulted in the loss for the six months ended September 30, 2003, was a decrease in utilization of the Company's provider network, an increase in access fees incurred to access third party networks and an increase in selling, general and administrative expenses.

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

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash provided by operating activities for the six months ended September 30, 2003, was $2,710 compared with net cash used in operating activities of $36,706 for the six months ended September 30, 2002. This was an increase in net cash provided by operating activities of $39,416 when compared to the prior year. The components of net cash provided by operating activities for the 2003 period were non-cash charges of $50,471, decreases in accounts receivable and prepaid expenses of $211,108 and $8,124, respectively, which was mostly offset by a net loss of $205,869 and decreases in accounts payable and other current liabilities of $60,222 and $1,669, respectively.

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

     Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At September 30, 2003, the Company had available cash in non-restrictive accounts of $64,520 and positive working capital of $48,653. The Company has experienced reduction in revenue from the utilization of its provider network by its clients and their customers when compared to the previous year period and previous quarter. The Company believes the revenue to be provided by new clients it has contracts with and potential clients it is currently in discussions with will help offset the decrease in revenue it has experienced.

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

Item 3. CONTROLS AND PROCEDURES


     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)


June 30, 2004                   /s/  Larry  K.  Hinson
                                --------------------------------------------
                                Larry  K.  Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly  authorized  officer)