Form 10QSB/A
period 2003-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2004-06-30
CIK 919606

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


                                                                                   Page No.
                                                                                   --------
PART I   FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets                                   3
                    December 31, 2003  (unaudited) and March 31, 2003

                  Condensed Consolidated Statements of Operations (unaudited)             4
                    Three and Nine Months Ended December 31, 2003 and 2002

                  Condensed Consolidated Statement of Changes in Shareholders'            5
                    Deficit Nine Months Ended December 31, 2003 (unaudited) and
                    Year Ended March 31, 2003

                  Condensed Consolidated Statements of Cash Flows (unaudited)             6
                    Nine Months Ended December 31, 2003 and 2002

                  Notes to Unaudited Condensed Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of Results of                     14
                    Operations and Financial Condition

         Item 3.  Controls and Procedures                                                21

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      22

         Item 2.  Changes in Securities and Use of Proceeds                              22

         Item 3.  Defaults Upon Senior Securities                                        22

         Item 4.  Submission of Matters to a Vote of Security Holders                    22

         Item 5.  Other Information                                                      22

         Item 6.  Exhibits and Reports on Form 8-K                                       23

                         PART I.  FINANCIAL INFORMATION

Item  1.   FINANCIAL  STATEMENTS

                                  ROCKPORT HEALTHCARE GROUP, INC.
                                         AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,    March 31,
                                                                           2003           2003
                                                                      ----------------------------
                                ASSETS                                 (Unaudited)
Current assets:
    Cash                                                              $      39,233   $    65,493
    Accounts receivable, net of allowance of $20,000 at December 31
      and March 31, 2003                                                    762,701       893,860
    Prepaid expenses                                                          5,673        20,177
                                                                      ----------------------------
        Total current assets                                                807,607       979,530
                                                                      ----------------------------
Property and equipment:
    Office furniture and equipment                                           43,268        41,812
    Computer equipment and software                                         116,953       114,568
    Telephone equipment                                                      15,844        15,734
                                                                      ----------------------------
                                                                            176,065       172,114
    Less accumulated depreciation                                          (130,422)     (113,759)
                                                                      ----------------------------
        Net property and equipment                                           45,643        58,355
                                                                      ----------------------------
Other assets:
    Deposits                                                                  9,038         9,038
    Intangible assets, net                                                  550,231        85,534
                                                                      ----------------------------
                                                                            559,269        94,572
                                                                      ----------------------------
Total assets                                                          $   1,142,519   $ 1,132,457
                                                                      ============================
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term debt                                                   $     300,000   $        --
    Accounts payable, trade                                                 286,223       271,185
    Due to directors, officers and employees                                 43,954        26,994
    Other current liabilities                                               351,600       309,892
                                                                      ----------------------------
        Total current liabilities                                           981,777       608,071
                                                                      ----------------------------
Long-term debt                                                              838,466     1,140,282
                                                                      ----------------------------
Commitments and contingencies (Note 3)
Shareholders' equity (deficit):
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                                --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      14,307,658 and 13,626,302 shares issued and outstanding at
      December 31 and March 31, 2003, respectively                           14,308        13,626
    Additional paid-in capital                                            6,851,469     6,300,916
    Stock subscription receivable                                            (9,000)           --
    Accumulated deficit                                                  (7,264,501)   (6,930,438)
                                                                      ----------------------------
         Total shareholders' deficit                                       (407,724)     (615,896)
                                                                      ----------------------------
Total liabilities and shareholders' equity (deficit)                  $   1,412,519   $ 1,132,457
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
                                              -------------------------------------------------------------

Operating expenses:
  Selling, general and administrative
    expenses:
      Payroll and related expenses                   439,305         454,280      1,325,173       1,236,625
      Office administration                           85,846          82,875        248,896         249,301
      Professional services                           57,335          73,329        165,424         204,497
      Other                                           10,832          21,057         52,548          44,829
                                              -------------------------------------------------------------
  Total selling, general and administrative          593,318         631,541      1,792,041       1,735,252
                                              -------------------------------------------------------------
  Depreciation and amortization                       21,501           9,527         51,966          27,599
                                              -------------------------------------------------------------
        Total operating expenses                     614,819         641,068      1,844,007       1,762,851
                                              -------------------------------------------------------------

Income (loss) from operations                        (97,266)         49,927       (242,850)        281,718
Interest, net                                         30,928          29,152         91,213          84,522
                                              -------------------------------------------------------------
Net income (loss)                             $     (128,194)  $      20,775  $    (334,063)  $     197,196
                                              =============================================================

Net income (loss) per share:
    Basic                                     $        (0.01)  $        0.00  $       (0.02)  $        0.01
                                              =============================================================
    Diluted                                   $        (0.01)  $        0.00  $       (0.02)  $        0.01
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


                                                                                                                Total
                                              Common Stock     Additional       Stock                       Shareholders'
                                          -------------------    Paid-in     Subscription    Accumulated       Equity
                                            Shares    Amount     Capital      Receivable       Deficit        (Deficit)
                                          --------------------------------------------------------------------------------
Balances March 31, 2002                   13,387,870  $13,387  $ 6,243,613  $          --   $ (7,148,819)  $     (891,819)
Stock issued for services                    238,432      239       57,303             --             --           57,542
Net income                                        --       --           --             --        218,381          218,381
                                          --------------------------------------------------------------------------------
Balances March 31, 2003                   13,626,302   13,626    6,300,916             --     (6,930,438)        (615,896)

Stock issued for services (unaudited)         81,356       82       26,153             --             --           26,235
Exercise of stock options                    100,000      100       24,900         (9,000)            --           16,000
Stock issued for acquisition (unaudited)     500,000      500      499,500             --             --          500,000
Net loss (unaudited)                              --       --           --             --       (334,063)        (334,063)
                                          --------------------------------------------------------------------------------
Balances December 31, 2003 (unaudited)    14,307,658  $14,308  $ 6,851,469  $      (9,000)  $ (7,264,501)  $     (407,724)
                                          ================================================================================

See accompanying notes to condensed consolidated financial statements.

                              ROCKPORT HEALTHCARE GROUP, INC.
                                      AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                        (UNAUDITED)


                                                                        2003        2002
                                                                     ----------------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                $(334,063)  $ 197,196
    Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
        Depreciation                                                    16,663      17,298
        Amortization                                                    35,303      10,301
        Issuance of stock for services                                  26,235      24,481
        Changes in assets and liabilities:
            Accounts receivable - trade                                131,159    (351,851)
            Prepaid expenses                                            14,504      (6,967)
            Accounts payable                                            15,038      46,071
            Due to directors, officers and employees                    16,960       9,248
            Other current liabilities                                   39,892     122,577
                                                                     ----------------------
Net cash provided by (used in) operating activities                    (38,309)     68,354
                                                                     ----------------------

Investing activities:
    Purchase of fixed assets                                            (3,951)    (15,124)
                                                                     ----------------------

Financing activities:
    Exercise of stock options                                           16,000          --
    Proceeds from notes payable                                             --      22,500
                                                                     ----------------------
Net cash provided by financing activities                               16,000      22,500
                                                                     ----------------------
Net increase (decrease) in cash                                        (26,260)     75,730
Cash and cash equivalents, beginning of period                          65,493      42,637
                                                                     ----------------------
Cash and cash equivalents, end of period                             $  39,233   $ 118,367
                                                                     ======================


Supplemental cash flow information:
    Interest paid                                                    $  31,600   $  22,500
                                                                     ======================

Non-cash transactions:
    Acquisition of Protegrity provider agreements                    $ 500,000   $      --
                                                                     ======================
    Transfer of amounts due to a director to notes payable           $      --   $ 127,493
                                                                     ======================
    Stock subscription receivable                                    $   9,000   $      --
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

Note  2.     Notes  Payable

     Notes payable consisted of the following at:


                                                               December 31,   March 31,
                                                                   2003          2003
                                                               -------------------------
   Convertible unsecured notes payable to a shareholder, with interest payable monthly at 15% per annum.  The notes
     are personally guaranteed by two officers of the
     Company.  On March 31, 2002, the Company
     renegotiated the terms of the notes which were
     originally convertible into Company common stock at
     an average conversion price of $1.50 per share and due
     April 1, 2003.  The notes are now convertible into
     Company common stock at any time prior to April 1,
     2005 at a conversion price of $.36 per share and were
     due April 1, 2004.  On December 31, 2002, the due date
     of the notes was extended to April 1, 2006.  The
     Company issued 150,000 shares of its common stock in
     connection with these notes, the cost of which was
     recorded as loan fees and amortized using the interest
     yield method over the original term of the notes.         $    200,000   $  200,000

   Unsecured note payable due to a director with interest at
     8% per annum and principal and interest due April 1,
     2004.  On December 31, 2002, the Company
     renegotiated the due date of the note which is now due
     April 1, 2005.                                                 227,493      227,493

   Three-year 10% convertible subordinated unsecured notes
     to shareholders due June and October 2004.  Interest is
     either accrued or paid quarterly, as determined by the
     Board of Directors.  The notes are convertible into
     Company common stock at conversion prices ranging
     from $.325 to $.36 per share anytime prior to their
     maturity in June and October 2004.  On December 31,
     2002, the Company renegotiated the terms of $300,000
     principal amount of these notes with a director of the
     Company and extended the due date and conversion
     date to April 1, 2005.                                         600,000      600,000

   Accrued interest due on long-term portion of three year
      10% convertible subordinated unsecured notes                  110,973      112,789
                                                               -------------  ----------
   Total notes payabele                                           1,138,466    1,140,282
   Less current maturities of long term debt                       (300,000)         --
                                                               -------------  ----------
   Total long term debt                                        $    838,466   $1,140,282
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


                                                          For the Three Months Ended       For the Nine Months Ended
                                                                  December 31,                    December 31,
                                                       ---------------------------------------------------------------
                                                            2003             2002            2003            2002
                                                       ---------------------------------------------------------------
   Net income (loss):
     As reported                                       $     (128,194)  $      20,775   $    (334,063)  $     197,196
     Stock based compensation under fair value method         (20,000)        (37,669)        (60,000)        (79,686)
                                                       ---------------------------------------------------------------
     Pro forma                                         $     (148,194)  $     (16,894)  $    (394,063)  $     117,510
                                                       ===============================================================

   Net income (loss) per share - basic and diluted:
     As reported                                       $        (0.01)  $        0.00   $       (0.02)  $        0.01
     Stock based compensation under fair value method              --              --           (0.01)             --
                                                       ---------------------------------------------------------------
     Pro forma                                         $        (0.01)  $        0.00   $       (0.03)  $        0.01
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

Note  9.     Restatements  of  Previously  Reported  Financial  Statements

     The Company originally filed its September 30, 2003 and December 31, 2003 quarterly financial statements valuing the common stock issued to Protegrity at $175,000, which was the fair market value on the date of acquisition. Since the Company has agreed to purchase from Protegrity all of the shares Protegrity has not sold by July 2008 at $1.00 per share, the Company has valued the common stock issued to Protegrity at $500,000. The balance sheet has been restated to increase the intangible asset from $175,000 to $500,000 and the statement of operations has been restated to reflect the increase in amortization expense associated with the acquisition. Additionally, the Company has reclassified from other current assets to long-term debt, the accrued interest due on the long-term portion of its three-year 10% subordinated unsecured notes as of March 31, 2003 and December 31, 2003. A summary of the restatement and reclassification is as follows:

                                                BALANCE SHEET
                                           AS OF DECEMBER 31, 2003

                                                      Previously Stated   Increase/(Decrease)     Restated
                                                     -------------------  --------------------  ------------
ASSETS
    Cash                                             $           39,233                         $    39,233
    Accounts receivable, net                                    762,701                             762,701
    Prepaid expenses                                              5,673                               5,673
    Property and equipment, net                                  45,643                              45,643
    Deposits                                                      9,038                               9,038
    Intangible assets, net                                      241,483               308,748       550,231
                                                     -------------------  --------------------  ------------
        Total assets                                 $        1,103,771   $           308,748   $ 1,412,519
                                                     ===================  ====================  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
    Short-term debt                                  $          300,000                         $   300,000
    Accounts payable, trade                                     286,223                             286,223
    Due to directors, officers and employees                     43,954                              43,954
    Other current liabilities                                   462,573              (110,973)      351,600
    Long-term debt                                              727,493               110,973       838,466
    Common stock                                                 14,308                              14,308
    Additional paid-in capital                                6,526,469               325,000     6,851,469
    Stoc subscription receivable                                 (9,000)                             (9,000)
    Accumulated deficit                                      (7,248,249)              (16,252)   (7,264,501)
                                                     -------------------  --------------------  ------------
        Total liabilities and shareholders' deficit  $        1,103,771   $           308,748   $ 1,412,519
                                                     ===================  ====================  ============

                                      STATEMENTS OF OPERATIONS
                                      FOR THE NINE MONTHS ENDED
                                          DECEMBER 31, 2003

                                               Previously Stated   Increase/(Decrease)    Restated
                                              -------------------  --------------------  -----------
Revenue                                       $        2,303,369                         $2,303,369
Cost of sales                                            702,212                            702,212
                                              -------------------  --------------------  -----------
    Gross profit                                       1,601,157                          1,601,157
Selling, general and administrative expenses           1,792,041                          1,792,041
Depreciation and amortization                             35,714                 16,252      51,966
Interest, net                                             91,213                             91,213
                                              -------------------  --------------------  -----------
Net loss                                      $         (317,811)  $             16,252  $ (334,063)
                                              ===================  ====================  ===========

Net loss per share, basic and diluted         $            (0.02)                        $    (0.02)
                                              ===================                        ===========

                                      STATEMENTS OF OPERATIONS
                                     FOR THE THREE MONTHS ENDED
                                         DECEMBER 31, 2003

                                               Previously Stated   Increase/(Decrease)    Restated
                                              -------------------  --------------------  ----------
Revenue                                       $          707,965                         $ 707,965
Cost of sales                                            190,412                           190,412
                                              -------------------  --------------------  ----------
    Gross profit                                         517,553                           517,553
Selling, general and administrative expenses             593,318                           593,318
Depreciation and amortization                             13,374                  8,127     21,501
Interest, net                                             30,928                            30,928
                                              -------------------  --------------------  ----------
Net loss                                      $         (120,067)  $              8,127  $(128,194)
                                              ===================  ====================  ==========

Net loss per share, basic and diluted         $            (0.01)                        $   (0.01)
                                              ===================                        ==========

                                                 BALANCE SHEET
                                             AS OF MARCH 31, 2003

                                                      Previously Stated   Increase/(Decrease)    Reclassified
                                                     -------------------  --------------------  --------------
ASSETS
    Cash                                             $           65,493                         $      65,493
    Accounts receivable, net                                    893,860                               893,860
    Prepaid expenses                                             20,177                                20,177
    Property and equipment, net                                  58,355                                58,355
    Deposits                                                      9,038                                 9,038
    Intangible assets, net                                       85,534                                85,534
                                                     -------------------  --------------------  --------------
        Total assets                                 $        1,132,457                         $   1,132,457
                                                     ===================  ====================  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
    Short-term debt                                  $               --                         $          --
    Accounts payable, trade                                     271,185                               271,185
    Due to directors, officers and employees                     26,994                                26,994
    Other current liabilities                                   422,681              (112,789)        309,892
    Long-term debt                                            1,027,493               112,789       1,140,282
    Common stock                                                 13,626                                13,626
    Additional paid-in capital                                6,300,916                             6,300,916
    Accumulated deficit                                      (6,930,438)                           (6,930,438)
                                                     -------------------  --------------------  --------------
        Total liabilities and shareholders' deficit  $        1,132,457   $                --   $   1,132,457
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

RESULTS  OF  OPERATIONS

Nine Months Ended December 31, 2003 to Nine Months Ended December 31, 2002

     The following table sets forth certain operating information regarding the Company for the nine-month periods ended December 31, 2003 and 2002:


                                                              December 31,
                                                        -----------------------
                                                           2003         2002
                                                        -----------------------
     Revenue                                            $2,303,369   $2,806,914
         Cost of sales                                     702,212      762,345
                                                        -----------------------
     Gross profit                                        1,601,157    2,044,569
         Selling, general and administrative expenses    1,792,041    1,735,252
         Depreciation and amortization                      51,966       27,599
                                                        -----------------------
     Income (loss) from operations                        (242,850)     281,718
     Interest, net                                          91,213       84,522
                                                        -----------------------
     Net income (loss)                                  $ (334,063)  $  197,196
                                                        =======================
     Net income (loss) per share - basic and diluted    $    (0.02)  $     0.01
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


     Depreciation and amortization. Depreciation and amortization increased by $24,367, or 88% from $27,599 for the nine months ended December 31, 2002, to $51,966 for the nine months ended December 31, 2003. The increase is due to amortization of the healthcare provider contracts acquired from Protegrity Services, Inc., which acquisition was recorded as an intangible asset and is being amortized over a ten-year period.


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


     Net income (loss). The Company had a net loss for the nine months ended December 31, 2003, of $334,063, or $0.02 per share (basic and diluted), compared with net income of $197,196, or $0.01 per share (basic and diluted), for the nine months ended December 31, 2002. As discussed above, the primary component which resulted in the loss for the nine months ended December 31, 2003, was a decrease in utilization of the Company's provider network by the Company's clients, the loss of selected clients and the loss of customers by some of the Company's significant clients.


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


     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the nine months ended December 31, 2003, was $38,309 compared with net cash provided by operating activities of $68,354 for the nine months ended December 31, 2002. This was a decrease of $106,663 when compared to the prior year. The components of net cash used in operating activities for the 2003 period were a net loss of $334,063 which was partially offset by non-cash charges of $78,201, decreases in current assets of $145,663 and increases in current liabilities of $71,890.

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

     Liquidity. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At December 31, 2003, the Company had available cash in non-restrictive accounts of $39,233 and negative working capital of $174,170. The Company has experienced a reduction in revenue from the utilization of its provider network by its clients and their customers when compared to the previous year period and previous quarter. The Company has added new clients and believes the business from its existing clients is beginning to improve. Management believes its revenues for its fourth quarter will improve from its current quarter.

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

Item  3.   CONTROLS  AND  PROCEDURES

     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 3.   Defaults  Upon  Senior  Securities  -  None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders  -  None

Item 5.   Other  Information  -  None

Item 6.     Exhibits  and  Reports  on  Form  8-K

    (a) Exhibits. The following exhibits of the Company are included herein.


Exhibit No.  Description
-----------  -----------

2.1          Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to
             Registrant's Current Report on Form 8-K, dated January 5, 1998)
             Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1
3.1          to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-
             23514)
3.2          Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16,
             1998 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form
             10-KSB/A, dated June 3, 2002)
3.3          Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14,
             2002 (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October
             24, 2002, SEC File No. 333-100732)
3.4          Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to
             Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1          Specimen of Registrant's Common Stock Certificate (incorporated by reference to
             Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2          Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to
             Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1         Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to
             Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)  *
10.3         Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)  *
10.4         Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001)  *
10.5         Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)  *
10.6         Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027
             (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-
             KSB/A, dated June 29, 2000)
10.7         2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to Registrant's
             Form S-8, dated April 24, 2001, SEC File No. 333-59476)  *
10.8         Amended Engagement Agreement with John K. Baldwin (incorporated by reference to
             Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001)  *
10.9         Consulting Services agreement with George Bogle (incorporated by reference to Exhibit
             10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)  *
10.10        Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to
             Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002)  *
10.11        Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation
             Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999,
             (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-
             QSB, dated August 14, 2002)  (1)
10.12        Workers' Compensation Master Preferred Client Agreement with PPONext (formerly
             Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to
             Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002)  (1)
10.13        Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to
             Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-
             100732)  *
10.14        Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its
             Officers and Directors (incorporated by reference to Registrant's Quarterly Report on
             Form 10-QSB dated November 14, 2002)


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

*    Indicates management contract or compensatory plan or arrangement.


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