Form 10KSB/A
period 2004-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2004-07-29
CIK 919606

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

                         Commission file number 0-23514
                                                -------

                         ROCKPORT HEALTHCARE GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                            33-0601497
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification  No.)
 incorporation or organization)

     50 Briar Hollow Lane, Suite 515W, Houston, Texas                   77027
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

   Registrant's telephone number, including area code:          (713) 621-9424
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of July 23, 2004, based upon the average bid and asked price as of such date, was $713,000.

     The Registrant's common stock outstanding as of July 23, 2004, was 14,963,504 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One): Yes[ ] No[X]

                         ROCKPORT HEALTHCARE GROUP, INC.

                                      INDEX


                                                                         PAGE NO.
                                                                         --------

PART III  Item 9.   Directors and Executive Officers                            3
          Item 10.  Executive Compensation                                      6
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters                8
          Item 12.  Certain Relationships and Related Transactions             10
          Item 13.  Exhibits and Reports on Form 8-K                           11
          Item 14.  Principal Accountant Fees and Services                     12

     Rockport Healthcare Group, Inc., a Delaware corporation, hereby amends Items 9, 10, 11, 12, 13, and 14 of its Annual Report on Form 10-KSB for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 29, 2004, to add the additional information contained herein.

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVER  OFFICERS  OF  REGISTRANT

     The Company's directors and executive officers are as follows:

NAME                AGE                  OFFICE HELD
---------------  ---------  -------------------------------------
Harry M. Neer       64      Director, Chief Executive Officer and
                            President

Larry K. Hinson     58      Director, Chief Financial Officer,
                            Secretary and Treasurer

John K. Baldwin     70      Chairman of the Board

Eric H. Kolstad     43      Director

Carl A. Chase       54Sr.   Vice President - Budgets & Controls

Gregory H. Neer     36Sr.   Vice President - Operations

Mark C. Neer        40Sr.   Vice President - Business Development

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

     Mark C. Neer. Mr. Neer joined the Company in January 2000 as Vice President - Business Development which ended March 2001 and was promoted to Senior Vice President - Business Development effective as of April 2001. Mr.
Neer has a Bachelors degree in English Literature with a double minor in Business Administration and Psychology. Mr. Neer has over thirteen years' experience in physician practice management and healthcare consulting. He served as Director of Regional Operations for CareSelect Group, Inc. from October 1996 to February 2000, a national physician practice management company. Prior to CareSelect, Mr. Neer served as a principal and senior healthcare consultant for Tactical Integration, Inc. from June 1994 to October 1996, representing Baylor College of Medicine, OrNda Health Care Systems, Cigna Health Care, and Blue Cross/Blue Shield of Texas. From 1988 to 1994, Mr. Neer served as the Administrator for a group of occupational medical clinics with responsibility for operating the facilities and developing the marketing programs.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements during the last fiscal year.

Audit  Committee

     The Company's audit committee oversees its corporate accounting and financial reporting process. Among other duties, it:

     - evaluates its independent auditors' qualifications, independence and performance;
     -    determines  the  engagement  of  the  independent  auditors;
     - approves the retention of its independent auditors to perform any proposed permissible non-audit services;
     -    reviews  its  financial  statements;
     -    reviews  its  critical  accounting  policies  and  estimates;
     -    oversees  its  internal  audit  function;  and
     - discusses with management and the independent auditors the results of the annual audit and the review of its quarterly financial statements.

     The current members of the Company's audit committee are Messrs. Kolstad, who is the committee chair, and Mr. Baldwin. The Company's Board of Directors has determined that neither Messrs. Kolstad or Baldwin qualifies as an "audit committee financial expert" as defined by the SEC in Item 401(e) of Regulation S-B. However, the Company believes that each of the members of the Company's Board of Directors and the members of the Company's audit committee are collectively capable of analyzing and evaluating its financial statements and understanding internal controls and procedures for financial reporting. In addition, the Company believes that retaining an independent director who would qualify as an " audit committee financial expert" would be overly costly and burdensome and is not currently warranted in its financial circumstances. As the Company grows, the Board of Directors intends to reconsider the retention of a new director that would qualify as an "audit committee financial expert.

Code  of  Ethics

     The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

Stockholder  Nominations  Procedures

     Stockholders, meeting the following requirements, who want to recommend a director candidate may do so in accordance with the Company's Bylaws and the following procedures established by the Board of Directors. The Company will consider all director candidates recommended to the Board of Directors by shareholders owning at least 5% of the Company's outstanding shares at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board. To make a nomination for director at an annual meeting, a written nomination solicitation notice must be received by the Board of Directors at the Company's principal executive office not less than 120 days before the date the Company's proxy statement was mailed to stockholders in connection with the Company's previous annual meeting. The written nomination solicitation notice must contain the following material elements, as well as any other information reasonably requested by the Board of
Directors:

     - the name and address, as they appear on the Company's books, of the stockholder giving the notice and of the beneficial owner, if any, on whose behalf the nomination is made;

     - a representation that the stockholder giving the notice is a holder of record of the Company's stock entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified in the notice;

     - a complete biography of the nominee, as well as consents to permit the Company to complete any due diligence investigations to confirm the nominee's background, as the Company believes to be appropriate;

     - a description of all litigation to which the nominee or any of his or her affiliates have been a party within the past ten years;

     - the disclosure of all special interests and all political and organizational affiliations of the nominees;

     - a signed, written statement from the director nominee as to why the director nominee wants to serve on the Company's Board, and why the director nominee believes that he or she is qualified to serve;

     - a description of all arrangements or understandings between or among any of the stockholders giving the notice, the beneficial owner, if any, on whose behalf the notice is given, each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder giving the notice;

     - such other information regarding each nominee proposed by the stockholder giving the notice as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and

     - the signed consent of each nominee to serve as a director of the Company if so elected.

     In considering director candidates, the Board of Directors will consider such factors as it deems appropriate to assist in developing a board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Each director nominee is evaluated in the context of the full Board's qualifications as a whole, with the objective of establishing a Board that can best perpetuate the success of the Company's business and represent shareholder interests through the exercise of sound judgment. Each director nominee will be evaluated considering the relevance to the Company of the director nominee's respective skills and experience, which must be complimentary to the skills and experience of the other members of the Board.


ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the Company's named executive officers:

                                              SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                                                                                AWARDS
                                                                                                            Securities
Name and                         Fiscal                                                 Restricted Stock    Underlying
Principal Position               Year       Salary ($)             Bonus ($)            Awards ($)         Options (#)
----------------------------------------------------------------------------------------------------------------------
Harry M. Neer                    2004  $             200,000        --                           --                 --
President and Chief Executive    2003  $             181,250        --                           --                 --
Officer                          2002  $             150,000        --                           --                 --
----------------------------------------------------------------------------------------------------------------------
Larry K. Hinson                  2004  $             180,000        --                           --                 --
Chief Financial Officer,         2003  $             171,250        --                           --            125,000
Secretary and Treasurer          2002  $             150,000        --                           --            100,000
----------------------------------------------------------------------------------------------------------------------
Carl A. Chase                    2004  $             129,375        --                           --                 --
Senior Vice President -          2003  $             120,000        --                           --            120,000
Budgets & Controls               2002  $             120,000        --                 $       25,000 (1)           --
----------------------------------------------------------------------------------------------------------------------
Gregory H. Neer                  2004  $             145,000        --                           --                 --
Senior Vice President -          2003  $             132,917        --                           --            245,000
Operations                       2002  $             108,333        --                           --            100,000
----------------------------------------------------------------------------------------------------------------------
Mark C. Neer                     2004  $             150,000        --                           --                 --
Senior Vice President -          2003  $             153,750        --                           --            245,000
Business Development             2002  $             130,000        --                           --            100,000
----------------------------------------------------------------------------------------------------------------------
______________


(1)  On April 1, 2001, Mr. Chase was issued 100,000 shares of restricted common stock valued at $25,000 in accordance with his employment agreement.

Option  Issuances

     There were no individual grants of stock options made during the Company's last fiscal year to its named executive officers.

                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FISCAL YEAR-END OPTION VALUES

                   Shares                             Number of Securities                   Value of Unexercised
                 Acquired on     Value               Underlying Unexercised                      In-the-Money
Name             Exercise (#)  Realized ($)           Options at FY-End (#)                  Options at FY-End ($)
---------------  ------------  ------------           ---------------------                  ---------------------
                                                  Exercisable            Unexercisable       Exercisable  Unexercisable
                                             -----------------------  ---------------------  -----------  -------------
Harry M. Neer              --            --     150,000                       --                      --             --
Larry K. Hinson            --            --     308,334                   41,666                      --             --
Carl A. Chase              --            --     130,000                   40,000                      --             --
Gregory H. Neer            --            --     316,833                   81,667                      --             --
Mark C. Neer               --            --     283,333                   81,667                      --             --

     The fair market value of the Company's common stock as of the end of the fiscal year ended March 31, 2004, was $0.17 per share. Since the exercise prices of the options listed above range between $0.23 and $.50 per share, the options were not in-the-money as of the end of the Company's fiscal year, and no value is set forth in the above table under Securities and Exchange Commission rules.


Employment Contracts and Termination of Employment and Change-in-Control Agreements

     The Company has entered into identical employment agreements with Messrs. Harry M. Neer and Larry K. Hinson. The employment agreements have one-year terms initially expiring December 31, 2001, which are automatically renewed for successive one-year periods, unless terminated by either party on three months notice, whereby each individual receives a fixed annual salary. Effective October 1, 2002, the Company's Board of Directors approved an increase of Mr. Neer's annual salary to $200,000 per year and an increase of Mr. Hinson's annual salary to $180,000 per year. If the Company terminates the employment agreements without cause before the expiration of the agreements, the terminated executive will receive a lump-sum payment equal to one-half of his base annual salary. Mr. Chase has a one-year employment agreement initially expiring March 31, 2002, which is automatically renewed for successive one-year periods, unless terminated by either party on three months notice, whereby he receives a fixed annual salary and a sign-on bonus of 100,000 shares of restricted common stock. Effective January 16, 2004, Mr. Chase voluntarily reduced his annual salary to $91,000 per year. If the Company terminates the employment agreement without cause before the expiration of the agreement, Mr. Chase will receive a lump-sum payment equal to one-half of his base annual salary. There are no employment agreements with Gregory H. Neer or Mark C. Neer and their annual salaries are $145,000 and $150,000, respectively.

Compensation  of  Directors

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of July 23, 2004, 14,963,504 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the Company's directors and executive officers and (c) all current directors and executive officers as a group.

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

NAME AND ADDRESS OF                            NUMBER OF SHARES        PERCENTAGE OF
BENEFICIAL OWNER                            BENEFICIALLY OWNED (1)  OUTSTANDING SHARES
John K. Baldwin (2)                                 5,852,844  (2)                35.7%
Harry M. Neer                                       1,246,755  (3)                 8.3%
Larry K. Hinson                                       633,289  (4)                 4.1%
Eric H. Kolstad (5)                                   120,983                        *
Carl A. Chase                                         461,572  (6)                 3.1%
Gregory H. Neer                                       341,833  (7)                 2.2%
Mark C. Neer                                          333,333  (8)                 2.2%
All Executive Officers and Directors as a
group (7 persons)                                   8,990,609  (9)                51.1%
Robert D. Johnson (10)                              1,322,274 (10)                 8.7%
George Bogle (11)                                   1,025,000 (11)                 6.4%
Robert C. Johnson (12)                              1,063,162 (12)                 6.7%
______________________

*  Less  than  one  percent

(1) As of July 23, 2004, there were 14,963,504 shares of common stock outstanding. This does not include any stock options or warrants which are currently exercisable or shares of common stock to be issued upon the conversion of principal and accrued interest of the Company's convertible notes.
(2) Mr. Baldwin's business address is 901 Highland Avenue, Del Mar, California 92014. Includes 1,435,491 shares of common stock underlying a $360,000 convertible note and accrued interest of $96,760 as of March 31, 2004.


(3) Includes options to purchase 150,000 shares of common stock at an exercise price of $0.25 per share, expiring December 7, 2004.
(4) Includes options to purchase 308,334 shares of common stock at exercise prices ranging from $0.23 to $0.50 per share, expiring December 7, 2004, September 1, 2005 and August 5, 2006. Also includes 108,318 shares held jointly by Mr. Hinson and his former spouse, of which Mr. Hinson has complete voting control.
(5) Mr. Kolstad's business address is 2600 Michelson Drive, 17th Floor, Irvine, California 92612.
(6) Includes options to purchase 130,000 shares of common stock at exercise prices ranging from $0.23 to $0.25 per share, expiring December 7, 2004 and August 5, 2006. Also includes 60,000 shares held by Mr. Chase's wife.
(7) Includes options to purchase 316,833 shares of common stock at exercise prices ranging from $0.23 to $0.50 per share, expiring December 7, 2004, September 1, 2005 and August 5, 2006.
(8) Includes options to purchase 283,333 shares of common stock at exercise prices ranging from $0.23 to $0.50 per share, expiring December 7, 2004, September 1, 2005 and August 5, 2006.
(9) Includes options to purchase 843,498 shares of common stock and 1,435,491 shares of common stock to be issued upon the conversion of $360,000 convertible  notes  and  $96,760  accrued  interest  on  the  notes.
(10) Mr. Johnson's business address is 13606 Bermuda Dunes Ct., Houston, Texas 77069. Includes 183,195 shares of common stock underlying a $50,000 convertible note and accrued interest of $15,950 as of March 31, 2004. The information set forth is based solely on the Company's records.
(11) Mr. Bogle's business address is 916 S. Capital of Texas Highway, Austin, Texas 78746. Includes warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.345 per share, expiring November 25, 2011.
(12) Mr. Johnson's business address is 7085 W. Belmont Dr., Littleton, Colorado 80123. Includes 938,162 shares of common stock underlying $250,000 principal amount of convertible notes and accrued interest of $74,091 as of March 31, 2004. The information set forth is based solely on the Company's records.

Equity  Compensation  Plans

     The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2000 Long-Term Incentive Plan and 2002 Stock Option Plan as of March 31, 2004, which have been approved by the Company's stockholders, and under compensation arrangements that were not approved by the Company's stockholders.

                                                                                 Number of Securities
                             Number of Securities                              Remaining Available for
                              To be Issued Upon         Weighted Average        Future Issuance Under
                           Exercise of Outstanding     Exercise Price of         Equity Compensation
                            Options, Warrants and     Outstanding Options,   Plans (Excluding Securities
                                    Rights            Warrants and Rights       Reflected in Column A)
Plan Category                        (A)                      (B)                        (C)
-------------------------  ------------------------  ----------------------  ----------------------------
Equity Compensation Plans
Approved by Security
Holders                                  1,610,700   $                 0.29                       289,300
Equity Compensation Plans
Not Approved by Security
Holders                               1,000,000 (1)  $                0.345                            --
                           ------------------------------------------------------------------------------
    Total                                2,610,700   $                 0.31                       289,300
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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     As of March 31, 2004, the Company had outstanding debt of: (a) $660,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

     10% convertible notes. As of March 31, 2004, of the $660,000 in principal amount in the form of 10% convertible notes, $360,000 in principal amount was held by Mr. Baldwin, a director of the Company and $300,000 in principal amount was held by two individuals, including a former director of the Company. Of the $300,000 in principal amount held by the two individuals, $200,000 in principal and $69,219 in interest was due in June 2004 (the "maturing notes"). Prior to the June 2004 due date, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $270,000 due June 2006 convertible at the rate of $.20 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing notes held by the two individuals. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $100,000 in principal amount due November 2004 convertible at a price of $.325 per share to a third party; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share to Mr. Baldwin; (c) $60,000 in principal amount due April 2006 convertible at a price of $.17 per share to Mr. Baldwin; and (d) $270,000 in principal amount due June 2006 convertible at a price of $.20 per share to Mr. Baldwin.

     Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion prices of the notes were calculated based on the average of the high bid and low asked stock quotations on the date of funding.

     8% notes. In November 2001 and in January 2002, the Company borrowed an aggregate of $100,000 from Mr. Baldwin. In June 2002, the Company renegotiated the terms of the notes and added $93,000 of accrued consulting fees due and $34,493 of accrued overwrite fees due to the principal amount of the note. In December 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005, and in June 2004 extended the due date again to April 1, 2006. This debt is accruing interest at 8% payable monthly, however, in accordance with a verbal agreement with Mr. Baldwin, the Company ceased paying the interest on this note on October 1, 2003.

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

     On November 29, 2001, the Company issued to Mr. George Bogle 25,000 shares of common stock in consideration of consulting services valued at $7,500. On November 26, 2001, in conjunction with a consulting services agreement with Mr. Bogle, the Company issued warrants to purchase 1,000,000 shares of restricted common stock at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant, which was determined by the mean of the closing bid and asked price, and are immediately exercisable. No warrants have been exercised as of March 31, 2004.

     See "Item 10. Executive Compensation; Compensation of Directors" for a description of the Company's engagement agreement with Mr. Baldwin.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits. The following exhibits of the Company are included herein.

Exhibit  No.          Description
------------          -----------


2.1       Agreement  and  Plan  of  Reorganization (incorporated by reference to
          Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2 Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16, 1998 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3, 2002)
3.3 Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002 (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
3.4 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1      Employment  Agreement with Carl A. Chase (incorporated by reference to
          Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001) *
10.2      Employment  Agreement with Harry M. Neer (incorporated by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.3 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.4      Lease  Agreement  at  50  Briar Hollow Lane, Suite 515W Houston, Texas
          77027  (incorporated  by  reference  to  Exhibit  10.2 to Registrant's
          Annual  Report  on  Form  10-KSB/A,  dated  June  29,  2000)
10.5      2000  Long-Term  Incentive  Plan (incorporated by reference to Exhibit
          4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476) *
10.6 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001) *
10.7 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form
          10-QSB/A,  dated  June  3,  2002)  *
10.8      Warrant  Agreement  with  George  Bogle  (incorporated by reference to
          Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.9 Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to
          Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.10 Workers' Compensation Master Preferred Client Agreement with PPONext (formerly Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.11 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732) *
10.12 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB dated November 14, 2002)

14.1      Code  of  Ethics  (incorporated  by  reference  to  Exhibit  14.1  of
          Registrant's  Annual  Report  on  Form  10-KSB  dated  June  29, 2004)
21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
31.1      Certification of Harry M. Neer, Chief Executive Officer
31.2      Certification of Larry K. Hinson, Chief Financial Officer
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates a management contract or compensatory plan or arrangement.

(1) The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.

     (b)  Reports  on  Form  8-K:

          i) Registrant filed a report on Form 8-K on June 30, 2004, disclosing events pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the years e nded March 31, 2004 and 2003.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees

     The aggregate fees billed by Hein & Associates for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended March 31, 2004, and for the reviews of the financial statements included in its quarterly reports on Form 10-QSB for that fiscal year were $39,180.

Audit-Related  Fees

     Hein & Associates did not render any audit-related fees, which represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees.

Tax  Fees

     Hein & Associates did not receive any fees for tax compliance, tax advice or tax planning from the Company during the fiscal years ended March 31, 2004 and 2003.



All  Other  Fees

     Other than the services described above under "Audit Fees" and "Tax Fees" for the fiscal year ended March 31, 2004 and 2003, Hein & Associates did not receive any other fees.

Audit  Committee  Pre-Approval  Policies  and  Procedures

     The 2004 and 2003 audit services provided by Hein & Associates were approved by the Audit Committee. The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by the Company's independent accountants and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the auditor. Throughout the year, the Audit Committee reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                            ROCKPORT  HEALTHCARE  GROUP,  INC.

                            By:  /s/  Larry  K.  Hinson
                                ------------------------------------------------
                            Larry K. Hinson, Principal Accounting Officer, Chief Financial Officer, Secretary and Treasurer

                            Date:  July 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                             Date
---------                            -----                             ----


/s/  John K. Baldwin          Chairman of the Board                July 29, 2004
---------------------
John K. Baldwin

/s/  Harry M. Neer            President,  Chief Executive          July 29, 2004
---------------------         Officer and Director
Harry M. Neer

/s/  Larry K. Hinson          Secretary, Chief Financial Officer,  July 29, 2004
---------------------         Treasurer and Director
Larry K. Hinson

/s/  Eric H. Kolstad          Director                             July 29, 2004
---------------------
Eric H. Kolstad

                                  Exhibit Index

Exhibit No.          Description
-----------          -----------

2.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2 Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16, 1998 (incorporated by reference to
               Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 3, 2002)
3.3 Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002 (incorporated by reference to
               Exhibit 4.3 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
3.4 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2 Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1 Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001) *
10.2 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.3 Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.4           Lease  Agreement  at  50  Briar  Hollow Lane, Suite 515W Houston,
               Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
10.5           2000  Long-Term  Incentive  Plan  (incorporated  by  reference to
               Exhibit 4.5 to Registrant's Form S-8, dated April 24, 2001, SEC File No. 333-59476) *
10.6 Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001) *
10.7 Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.8           Warrant Agreement with George Bogle (incorporated by reference to
               Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.9 Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.10 Workers' Compensation Master Preferred Client Agreement with PPONext (formerly Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)
10.11 Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732) *
10.12 Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB dated November 14, 2002)
14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report of Form 10-KSB dated June 29, 2004)
21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual Report on Form 10-KSB/A, dated June 29,
               2000)

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