Form 10QSB
period 2004-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2004-08-16
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  June  30,  2004
[_]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       33-0611497
-----------------------------------          -----------------------------------
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

                             Yes [X]         No [ ]

     As of August 13, 2004, there were outstanding 14,963,504 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]
     ---------------------------------------------------------------------------

                                 ROCKPORT HEALTHCARE GROUP, INC.
                                       INDEX TO FORM 10-QSB
                                          JUNE 30, 2004

                                                                                         Page No.
                                                                                         --------
PART I   FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Consolidated Balance Sheets                                         3
                    June 30, 2004  (unaudited) and March 31, 2004

                  Condensed Consolidated Statements of Operations (unaudited)                   4
                    Three Months Ended June 30, 2004 and 2003

                  Condensed Consolidated Statement of Changes in Shareholders' Deficit          5
                    Three Months Ended June 30, 2004 (unaudited) and Year Ended
                    March 31, 2004

                  Condensed Consolidated Statements of Cash Flows (unaudited)                   6
                    Three Months Ended June 30, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of Results of                           13
                    Operations and Financial Condition

         Item 3.  Controls and Procedures                                                      20

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                            21

         Item 2.  Changes in Securities and Use of Proceeds                                    21

         Item 3.  Defaults Upon Senior Securities                                              21

         Item 4.  Submission of Matters to a Vote of Security Holders                          21

         Item 5.  Other Information                                                            21

         Item 6.  Exhibits and Reports on Form 8-K                                             22

                         PART I.  FINANCIAL INFORMATION

Item  1.  CONDENSED  FINANCIAL  STATEMENTS

                                ROCKPORT HEALTHCARE GROUP, INC.
                                        AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                       June 30,     March 31,
                                                                         2004          2004
                                                                     ------------  ------------
ASSETS                                                               (Unaudited)
Current assets:
    Cash                                                             $    74,609   $    72,408
    Accounts receivable, net of allowance of $50,000 at June 30
      and March 31, 2004                                                 732,025       703,369
    Prepaid expenses                                                       2,336         1,494
                                                                     --------------------------
        Total current assets                                             808,970       777,271
                                                                     --------------------------
Property and equipment:
    Office furniture and equipment                                        43,376        43,268
    Computer equipment and software                                      117,547       116,953
    Telephone equipment                                                   15,844        15,844
                                                                     --------------------------
                                                                         176,767       176,065
    Less accumulated depreciation                                       (140,967)     (135,976)
                                                                     --------------------------
        Net property and equipment                                        35,800        40,089
                                                                     --------------------------
Other assets:
    Deposits                                                               9,038         9,038
    Intangible assets, net                                               450,000       462,500
                                                                     --------------------------
                                                                         459,038       471,538
                                                                     --------------------------
Total assets                                                         $ 1,303,808   $ 1,288,898
                                                                     ==========================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term debt                             $   100,000   $   100,000
    Accounts payable, trade                                              343,269       311,265
    Due to directors, officers and employees                              86,512        65,022
    Other current liabilities                                            370,381       338,875
                                                                     --------------------------
        Total current liabilities                                        900,162       815,162
Long-term debt                                                         1,167,320     1,147,762
Commitments and contingencies (Note 3)
Shareholders' deficit:
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      none issued                                                             --            --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      14,963,504 and 14,954,042 shares issued and outstanding at
      June 30 and March 31, 2004, respectively                            14,963        14,954
    Additional paid-in capital                                         6,962,024     6,960,708
    Stock subscription receivable                                             --        (9,000)
    Accumulated deficit                                               (7,740,661)   (7,640,688)
                                                                     --------------------------
         Total shareholders' deficit                                    (763,674)     (674,026)
                                                                     --------------------------
Total liabilities and shareholders' deficit                          $ 1,303,808   $ 1,288,898
                                                                     ==========================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                 AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended
                                                                June 30,
                                                       --------------------------
                                                           2004          2003
                                                       --------------------------
Revenue                                                $   807,505   $   895,617
Cost of sales                                              255,663       285,262
                                                       --------------------------
        Gross profit                                       551,842       610,355
                                                       --------------------------

Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                           438,055       441,637
    Office administration                                   81,394        79,209
    Professional services                                   69,320        60,843
    Other                                                   11,570        19,638
                                                       --------------------------
  Total selling, general and administrative expenses       600,339       601,327
  Depreciation and amortization                             17,492         8,875
                                                       --------------------------
        Total operating expenses                           617,831       610,202
                                                       --------------------------

Income (loss) from operations                              (65,989)          153
Interest, net                                               33,984        29,818
                                                       --------------------------
Net loss                                               $   (99,973)  $   (29,665)
                                                       ==========================

Net loss per share:
  Basic and diluted                                         ($0.01)       ($0.00)
                                                       ==========================

Weighted average number of common shares outstanding:
  Basic and diluted                                     14,954,147    13,627,595
                                                       ==========================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                                                ROCKPORT HEALTHCARE GROUP, INC.
                                                       AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                            FOR THE YEAR ENDED MARCH 31, 2004 AND THREE MONTHS ENDED JUNE 30, 2004


                                                                                                                    Total
                                                 Common Stock      Additional       Stock                       Shareholders'
                                              -------------------    Paid-in     Subscription    Accumulated       Equity
                                                Shares    Amount     Capital      Receivable       Deficit        (Deficit)
                                              --------------------------------------------------------------------------------
Balances March 31, 2003                       13,626,302  $13,626  $ 6,300,916  $          --   $ (6,930,438)  $     (615,896)
Stock issued for services                        727,740      728      135,392             --             --          136,120
Exercise of stock options                        100,000      100       24,900         (9,000)                         16,000
Stock issued for acquisition                     500,000      500      499,500             --                         500,000
Net loss                                              --       --           --             --       (710,250)        (710,250)
                                              --------------------------------------------------------------------------------
Balances March 31, 2004                       14,954,042   14,954    6,960,708         (9,000)    (7,640,688)        (674,026)
Collection of stock subscription receivable           --       --           --          9,000             --            9,000
Stock issued for services (unaudited)              9,462        9        1,316             --             --            1,325
Net loss (unaudited)                                  --       --           --             --        (99,973)         (99,973)
                                              --------------------------------------------------------------------------------
Balances June 30, 2004 (unaudited)            14,963,504  $14,963  $ 6,962,024  $          --   $ (7,740,661)  $     (763,674)
                                              ================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                             2004       2003
                                                           --------------------
Cash flows from operating activities:
    Net loss                                               $(99,973)  $(29,665)
    Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
        Depreciation                                          4,991      5,442
        Amortization                                         12,500      3,433
        Issuance of stock for services                        1,325     13,562
        Changes in assets and liabilities:
            Accounts receivable - trade                     (28,656)    96,174
            Prepaid expenses                                   (842)     1,439
            Accounts payable                                 32,004    (44,119)
            Due to directors, officers and employees         21,490         --
            Other current liabilities                        31,506    (10,313)
                                                           --------------------
Cash provided by (used in) operating activities             (25,655)    35,953
                                                           --------------------

Cash flows from investing activities:
    Purchase of fixed assets                                   (702)      (358)
                                                           --------------------

Cash flows from financing activities:
    Collection of stock subscription receivable               9,000         --
    Interest accrued on long-term debt                       19,558         --
                                                           --------------------
Cash provided by financing activities                        28,558         --
                                                           --------------------
Net increase in cash                                          2,201     35,595
Cash and cash equivalents, beginning of period               72,408     65,493
                                                           --------------------
Cash and cash equivalents, end of period                   $ 74,609   $101,088
                                                           ====================


Supplemental cash flow information:
    Interest paid                                          $  7,500   $  7,500
                                                           =====================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


Note  1.  Organization  and  Nature  of  Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three-month periods ended June 30, 2004 and 2003, and the cash flows for the three-month periods ended
June  30,  2004  and  2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004, previously filed with the Securities and Exchange Commission.

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

     As  of  June  30,  2004,  the  Company has three wholly owned subsidiaries:
Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company's clients, collects accounts receivable and issues checks to the Company's network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.


STOCK-BASED  COMPENSATION

     The Company accounts for compensation costs associated with stock options and warrants issued to employees whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 4, "Stock Options and Warrants"). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates.

     The Company applies the intrinsic value method in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the fair value method, the Company's June 30, 2004 and 2003, net loss would have been changed to the pro forma amounts indicated below.

                                                     June 30,    June 30,
                                                       2004        2003
                                                    ----------------------

Net income (loss):
  As reported                                       $ (99,973)  $ (29,665)
  Stock based compensation under fair value method     (7,424)    (19,320)
                                                    ----------------------
  Pro forma                                         $(107,397)  $ (48,985)
                                                    ======================

Net income (loss) per share - basic and diluted:
  As reported                                       $   (0.01)  $   (0.00)
  Stock based compensation under fair value method      (0.00)      (0.00)
                                                    ----------------------
  Pro forma                                         $   (0.01)  $   (0.01)
                                                    ======================

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5%; volatility of 200% and 199%, 2004 and 2003, respectively; no assumed dividend yield; and expected lives of four years.

Note  2.  Notes  Payable

     Notes  payable  consisted  of  the  following  at:

                                                                                June 30,     March 31,
                                                                                  2004         2004
                                                                               -----------  -----------
Convertible unsecured notes payable to a shareholder, with interest payable monthly at 15% per annum.  The notes are personally guaranteed by two officers of the Company.  On March 31, 2002, the Company renegotiated the terms of the notes which were originally convertible into
   Company common stock at an average conversion price of $1.50 per share and due April 1, 2003.  The notes are now convertible into
   Company common stock at any time prior to April 1, 2005 at a conversion price of $.36 per share and were due April 1, 2004.  On
   December 31, 2002, the due date of the notes was extended to April 1,
   2006.  The Company issued 150,000 shares of its common stock in connection with these notes, the cost of which was recorded as loan fees and amortized using the interest yield method over the original
   term of the notes.                                                          $  200,000   $  200,000

Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004.  The Company has
   renegotiated the due date of the note which is now due April 1, 2006.          227,493      227,493

Three-year 10% convertible subordinated unsecured notes to shareholders due November 2004 and April 2006.  Interest is either accrued or paid quarterly, as determined by the Board of Directors.  The notes are convertible into Company common stock at conversion prices ranging from $.18 to $.36 per share anytime prior to their maturity in
   November 2004 and April 2006.  On December 31, 2002, the
   Company renegotiated the terms of $300,000 principal amount of these notes with Mr. Baldwin, a director of the Company and extended the due date and conversion date to April 1, 2005, which has now been extended to April 2006.  On March 31, 2004, the Company issued $60,000 principal amount to Mr. Baldwin which is due April 1,
   2006 and is convertible into Company common stock at a conversion price of $.18 per share.  In June 2004, the Company retired $200,000 principal amount and accrued interest due June 2004 which is now due April 2006.  To raise the needed funds for the retirement, the
   Company issued Mr. Baldwin additional 10% convertible notes in the amount of $270,000 which notes are due April 2006 and which have a
   conversion price of $.20 per share.                                            730,000      660,000

Accrued interest due on long-term portion of three-year 10% convertible
   unsecured notes                                                                109,827      160,269
                                                                               ------------------------

Total notes payable                                                             1,267,320    1,247,762

Less current maturities of long-term debt                                        (100,000)    (100,000)
                                                                               ------------------------

Long-term debt                                                                 $1,167,320   $1,147,762
                                                                               ========================

     See Note 3 "Commitments and Contingencies" for a discussion of financing provided by related parties.

     With the exception of $100,000 principal amount due October 31, 2004, all remaining debt is due April 2006.

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

     Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2004. During the three-month periods ended June 30, 2004 and 2003, Mr. Baldwin earned $19,500 and $19,500, respectively, from this agreement.

Note  4.  Stock  Options  and  Warrants

     Stock  Option  Plans

     On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2002 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2004, incentive stock options to purchase 608,400 shares exercisable at prices ranging from $.19 to $.23 per share that vest over a three-year period had been granted. 202,800 of these stock options were exercisable as of June 30, 2004.

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). The 2000 Plan was approved by the Company's shareholders at its annual shareholder meeting held in September 2001. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2004, incentive stock options to purchase 950,000 shares exercisable at prices ranging from $.19 to $.50 per share that vest over a three-year period were outstanding. Of this amount, 692,898 stock options were exercisable as of June 30, 2004. As of June 30, 2004, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were outstanding.

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

Note  5.  Related  Party  Transactions

     See Note 2 "Notes Payable" for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

     See Note 3 "Commitments and Contingent Liabilities" for a discussion of legal services provided by Mr. Baldwin.

Note  6.  Significant  Concentration

     Three clients accounted for approximately 22.1%, 20.6% and 13.1% of sales for the quarter ended June 30, 2004. No other clients represented more than 10% of sales of the Company for that quarter. The Company had two clients, each which had in excess of 10% of the Company's accounts receivable balance at June 30, 2004. These two clients represented 30.3% and 15.8%, respectively, of the Company's accounts receivable balance.

Note  7.  Liquidity

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has a total deficit in shareholders' equity of $763,674 as of June 30, 2004.

     The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At June 30, 2004, the Company had available cash in non-restrictive accounts of $74,609 and negative working capital of $91,192. As of June 30, 2004, the Company had outstanding debt of: (a) $730,000 in principal amount in the form of 10% convertible notes,
(b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

     10% convertible notes. As of June 30, 2004, of the $730,000 in principal amount in the form of 10% convertible notes, $630,000 in principal amount was held by Mr. Baldwin, a director of the Company and $100,000 in principal amount was held by an individual. Of this $100,000 in principal amount held by this individual, $100,000 in principal and $29,920 in interest is due October 31, 2004 (the "maturing notes"). During June 2004, the Company sold a new 10%
convertible note to Mr. Baldwin in the amount of $270,000 due April 2006 convertible at the rate of $.20 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing notes held by two individuals which notes were due in June 2004. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $100,000 in principal amount due October 31, 2004 convertible at a price of $.325 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share.

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

     As discussed above, the Company does have $100,000 principal amount and accrued interest due October 31, 2004, and $1,267,320 and accrued interest due in April 2006. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company's financial condition.

     Excluding these notes, management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. The Company does not anticipate any funding requirements for capital expenditures during the fiscal year 2005 The Company's future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

     There can be no assurances that management's plans as described above can be accomplished.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of June 30, 2004, and the Company's results of operations for the two periods ended June 30, 2004 and 2003, should be read in conjunction with the Company's audited financial statements included in its Form 10-KSB for the year ended March 31, 2004, previously filed with the Securities and Exchange Commission

OVERVIEW

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

     The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of June 30, 2004, the Company has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

     Intangible  Assets

     As of June 30, 2004, the Company had $450,000 of unamortized intangible assets resulting from the acquisition of the Protegrity network. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., ("Protegrity"), a third party administrator ("TPA") and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on the Company's financial condition and results would be negatively affected.

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

     In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of

Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position. If the Company had adopted the fair value based method of accounting for stock-based employee compensation, it would have resulted in an additional $7,242 of compensation expense and no affect in the Company's basic and diluted earnings per share.

RESULTS  OF  OPERATIONS

Three  Months  Ended  June  30,  2004  to  Three  Months  Ended  June  30,  2003

     The following table sets forth certain operating information regarding the Company for the three months ended June 30, 2004 and 2003:

                                                              2004       2003
                                                            --------------------
     Revenue                                                $807,505   $895,617
         Cost of sales                                       255,663    285,262
                                                            --------------------
     Gross profit                                            551,842    610,355
         Selling, general and administrative expenses        600,339    601,327
         Depreciation and amortization                        17,492      8,875
                                                            --------------------
     Income (loss) from operations                           (65,989)       153
     Interest, net                                            33,984     29,818
                                                            --------------------
     Net loss                                               $(99,973)  $(29,665)
                                                            ====================
     Net loss per share - basic and diluted                   ($0.01)    ($0.00)
                                                            ====================

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

     Revenue for the three months ended June 30, 2004, was $807,505 which was $88,112, or 10%, below revenue for the three months ended June 30, 2003, of $895,617. The reduction in revenue was primarily attributable to: (a) the Company lost four clients; two clients went out of business, one client terminated its contract with the Company, and the Company terminated its contract with one client; and (b) some of the Company's largest clients lost significant business from some of their largest customers.

     Fair Isaac, which is the Company's largest provider of revenue, has also lost customers and the Company experienced a $53,000 reduction in revenue for the 2004 period when compared to the 2003 period. Intracorp, the second largest provider of revenue, lost significant business from its customers and the Company experienced a $98,000 reduction in revenue for the 2004 period when compared to the 2003 period.

     The Company has added nine new clients during the 2004 period, which were not included in the 2003 period. Additionally, the Company has three clients which were providing revenue during the 2003 period which have increased their revenue contribution by $164,000 over the 2003 period. Based upon these additions, management believes that a large portion of the reduction in revenue when comparing the 2004 period to that of 2003 has been, or will be, replaced by the addition of these new clients.

     With respect to the source of the Company's revenue, the Company had three clients, each which provided more than 10% of the Company's revenue for the three months ended June 30, 2004. Those clients were, Fair Isaac Corporation which contributed 22.1% of total revenue, Intracorp which contributed 20.6% of total revenue and Bunch & Associates which contributed 13.1% of total revenue.

     The agreements with Fair Isaac, Intracorp and Bunch & Associates have terms of one year with automatic one-year renewals unless terminated as set forth in the agreement. The agreements may be terminated for any reason by giving the Company 90 days prior written notice of their intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company receives a fee from Fair Isaac, Intracorp and Bunch & Associates which is a negotiated percentage of the medical cost savings realized by Fair Isaac, Intracorp and Bunch & Associates, respectively, for accessing the Company's PPO network.

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

     Cost of sales. The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales decreased by $29,599, or 10%, from $285,262 during the three months ended June 30, 2003, to $255,663 during the three months ended June 30, 2004. Substantially all of this decrease was due to the decrease in the Company's clients accessing its network and a reduction in commission overwrites resulting from the decrease in revenue. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company's cost of sales and decrease its gross margins. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the three months ended June 30, 2004, cost of sales were comprised of network access fees of $206,281, sales commissions of $33,244 and commission overwrites of $16,138.

     A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. Pursuant to this agreement, the Company issued 4,731 shares of its restricted common stock to Johnny Fontenot during the quarter ended June 30, 2004, which was valued at $663. Additionally, for the quarter ended June
30, 2004, Mr. Fontenot earned sales commissions of $3,978. The Company issued 4,731 shares of its restricted common stock to Mike Catala during the quarter ended June 30, 2004, for this bonus which was valued at $662. Additionally, for the quarter ended June 30, 2004, Mr. Catala earned sales commissions of $3,978. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc. For the three months ended June 30, 2004, Bannon earned $16,138.

     Gross profit. The Company's gross profit decreased by $58,513, or 10%, from $610,355 during the three months ended June 30, 2003, to $551,842 during the three months ended June 30, 2004. Gross profit as a percentage of sales was 68% for both periods. The decrease in gross profit was attributable to the decrease in revenue. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $988 from $601,327 during the three months ended June 30, 2003, to $600,339 during the three months ended June 30, 2004.

     - Payroll and related expenses decreased from $441,637 during the three months ended June 30, 2003, to $438,055 during the three months ended June 30, 2004. The primary cause of the decrease was a reduction in the amount of medical insurance premiums incurred by the Company.

     - Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, increased from $60,843 during the three months ended June 30, 2003, to $69,320, or 14%, during the three months ended June 30, 2004. The primary components of the increase were increased audit fees associated with its fiscal 2004 audit and recruiting fees, which were partially offset by reduced legal fees and investor relations costs.

     - Other expenses decreased by $8,068, or 41%, from $19,638 during the three months ended June 30, 2003 to $11,570 during the three months ended June 30, 2004. The Company experienced lower travel and entertainment expenses during the 2004 period.

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

     Depreciation and amortization. Depreciation and amortization increased from $8,875 for the three months ended June 30, 2003, to $17,492 for the three months ended June 30, 2004. The increase was due to increased amortization costs associated with the acquisition of the healthcare provider contracts from Protegrity, which are being amortized using the straight-line method over the estimated useful lives of the agreements of ten years. However, the Protegrity assets are subject to an impairment assessment at least annually.

     Net loss. The Company had a net loss for the three months ended June 30, 2004, of $99,973, or $0.01 per share (basic and diluted), compared with a net loss of $29,665, or $0.00 per share (basic and diluted), for the three months ended June 30, 2003. As discussed above, the primary component which resulted in the loss for the three months ended June 30, 2004, was a decrease in utilization of the Company's provider network by the Company's clients, the loss of selected clients and the loss of customers by some of the Company's significant clients.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of the Company for the three month periods ended June 30, 2004 and 2003:

                                                              2004       2003
                                                            -------------------
     Net cash provided by (used in) operating activities    $(25,655)  $35,953
     Net cash used in investing activities                  $   (702)  $  (358)
     Net cash provided by financing activities              $ 28,558   $    --

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the three months ended June 30, 2004, was $25,655 compared with net cash provided by operating activities of $35,953 for the three months ended June 30, 2003. This was a decrease of $61,608 when compared to the prior year period. The components of net cash used in operating activities for the 2004 period were a net loss of $99,973 and an increase in accounts receivable of $28,656, which was partially offset by non-cash charges of $18,816 and increases in current liabilities of $85,000. Net cash provided by financing activities was $28,558 which was comprised of the collection of a stock subscription receivable of $9,000 and the transfer of accrued interest on long-term debt from current laibilities.

     Liquidity and Capital resources. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources, conversion of employee, director and shareholder debt into restricted common stock and payment for services through the issuance of restricted common stock. At June 30, 2004, the Company had available cash in non-restrictive accounts of $74,609 and negative working capital of $91,192. The Company has experienced a reduction in revenue from the utilization of its provider network by its clients and their customers when compared to the previous year period. The Company has added new clients and believes the business from its existing clients is beginning to improve. Management believes its revenues for its 2005 fiscal year will improve from its 2004 fiscal year.

     As of June 30, 2004, the Company had outstanding debt of: (a) $730,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

     10% convertible notes. As of June 30, 2004, of the $730,000 in principal amount in the form of 10% convertible notes, $630,000 in principal amount was held by Mr. Baldwin, a director of the Company and $100,000 in principal amount was held by an individual. Of this $100,000 in principal amount held by this individual, $100,000 in principal and $29,920 in interest is due October 31, 2004 (the "maturing notes"). During June 2004, the Company sold a new 10%
convertible note to Mr. Baldwin in the amount of $270,000 due April 2006 convertible at the rate of $.20 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing notes held by two individuals which notes were due in June 2004. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $100,000 in principal amount due October 31, 2004 convertible at a price of $.325 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share.

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

     For fiscal 2005, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000. The Company does not require any funding for capital expenditures during the current fiscal year. As discussed above, the Company does have $100,000 principal amount and accrued interest due October 31, 2004, and $1,147,493 and accrued interest due in April 2006. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company's financial condition.

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

Item  3.  CONTROLS  AND  PROCEDURES

     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                          PART II     OTHER INFORMATION

Item  1.  Legal  Proceedings.  -  None

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended June 30, 2004, that were not registered under the Securities Act.

     On June 30, 2004, under the terms of a written contract executed by the Company, the Company issued 4,731 shares of common stock to Mike Catala in consideration of marketing services valued at $662 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On June 30, 2004, under the terms of a written contract executed by the Company, the Company issued 4,731 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $663 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

Item  3.  Defaults  Upon  Senior  Securities  -  None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  -  None

Item  5.  Other  Information  -  None

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit No.  Description
-----------  ---------------------------------------------------------------------------------------------------------

2.1          Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant's Current
             Report on Form 8-K, dated January 5, 1998)
3.1          Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's
             Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2          Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16, 1998
             (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB/A, dated June
             3, 2002)
3.3          Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002
             (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October 24, 2002, SEC File
             No. 333-100732)
3.4          Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant's
             Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1          Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to
             Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2          Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to
             Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1         Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant's
             Annual Report on Form 10-KSB, dated June 28, 2001) *
10.3         Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant's
             Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.4         Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's
             Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.5         Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
10.6         2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to Registrant's  Form S-8, dated April 24, 2001, SEC File No. 333-59476) *
10.7         Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to
             Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001) *
10.8         Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to
             Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.9         Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant's
             Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.10        Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation Health
             Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999, (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002)  (1)
10.11        Workers' Compensation Master Preferred Client Agreement with PPONext (formerly Beyond Benefits)
             dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form
             10-QSB, dated August 14, 2002)  (1)
10.12        Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to
             Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732) *
10.13        Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and
             Directors (incorporated by reference to Registrant's Quarterly Report on Form 10-QSB dated November
             14, 2002)
14.1         Code of Ethics (incorporated by reference to Registrant's Annual Report on Form 10-KSB dated June
             29, 2004)
21.1         Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual Report on
             Form 10-KSB/A, dated June 29, 2000)
31.1         Certification of Harry M. Neer, Chief Executive Officer
31.2         Certification of Larry K. Hinson, Chief Financial Officer
32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.
32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.

*  Indicates a management contract or compensatory plan or arrangement.

(1) The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.

     (b)  Reports  on  Form  8-K:

     i) Registrant filed a report on Form 8-K on June 30, 2004, disclosing events pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released statements for the years ended March 31, 2004 and 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT  HEALTHCARE  GROUP,  INC.
(Registrant)

August 16, 2004            /s/  Larry  K.  Hinson
                           -----------------------------------------------------
                           Larry  K.  Hinson
                           Chief  Financial  and  Principle  Accounting  Officer
                           (Duly  authorized  officer)