Form 10QSB
period 2004-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2004-11-12
CIK 919606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-23514

                         ROCKPORT HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                     33-0611497
---------------------------------          -------------------------------------
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

                             Yes [X]         No [_]
                                 ---            ---

     As of November 11, 2004, there were outstanding 14,994,704 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
     -------------------------------------------------------------------------

                               ROCKPORT HEALTHCARE GROUP, INC.
                                     INDEX TO FORM 10-QSB
                                      SEPTEMBER 30, 2004

                                                                                     Page No.
                                                                                     --------
PART I  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets                                     3
                    September 30, 2004  (unaudited) and March 31, 2004

                  Condensed Consolidated Statements of Operations (unaudited)               4
                    Three and Six Months Ended September 30, 2004 and 2003

                  Condensed Consolidated Statement of Changes in Shareholders'              5
                    Deficit Six Months Ended September 30, 2004 (unaudited) and Year
                    Ended March 31, 2004

                  Condensed Consolidated Statements of Cash Flows (unaudited)               6
                    Six Months Ended September 30, 2004 and 2003

                  Notes to Condensed Consolidated Financial Statements                      7

         Item 2.  Management's Discussion and Analysis of Results of                       14
                    Operations and Financial Condition

         Item 3.  Controls and Procedures                                                  12

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                        21

         Item 2.  Changes in Securities and Use of Proceeds                                21

         Item 3.  Defaults Upon Senior Securities                                          21

         Item 4.  Submission of Matters to a Vote of Security Holders                      21

         Item 5.  Other Information                                                        21

         Item 6.  Exhibits and Reports on Form 8-K                                         22

                         PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                 ROCKPORT HEALTHCARE GROUP, INC.
                                         AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                     September 30,    March 31,
                                                                         2004            2004
                                                                    -----------------------------
                        ASSETS                                          (Unaudited)
Current assets:
  Cash                                                              $       83,656   $    72,408
  Accounts receivable, net of allowance of $22,000 and $50,000 at
   September 30 and March 31, 2004, respectively                           678,001       703,369
  Prepaid expenses                                                           2,979         1,494
                                                                    -----------------------------
      Total current assets                                                 764,636       777,271
                                                                    -----------------------------
Property and equipment:
  Office furniture and equipment                                            43,644        43,268
  Computer equipment and software                                          117,764       116,953
  Telephone equipment                                                       15,844        15,844
                                                                    -----------------------------
                                                                           177,252       176,065
  Less accumulated depreciation                                           (145,994)     (135,976)
                                                                    -----------------------------
    Net property and equipment                                              31,258        40,089
                                                                    -----------------------------
Other assets:
  Deposits                                                                   8,914         9,038
  Intangible assets, net                                                   437,500       462,500
                                                                    -----------------------------
                                                                           446,414       471,538
                                                                    -----------------------------
Total assets                                                        $    1,242,308   $ 1,288,898
                                                                    =============================
              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Short-term debt                                                   $      100,000   $   100,000
  Accounts payable, trade                                                  359,367       311,265
  Due to directors, officers and employees                                 106,164        65,022
  Other current liabilities                                                345,106       338,875
                                                                    -----------------------------
      Total current liabilities                                            910,637       815,162
                                                                    -----------------------------
Long-term debt                                                           1,185,968     1,147,762
                                                                    -----------------------------
Commitments and contingencies (Note 3)
Shareholders' deficit:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    none issued                                                                 --            --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    14,994,704 and 14,954,042 shares issued and outstanding at
    September 30 and March 31, 2004, respectively                           14,994        14,954
  Additional paid-in capital                                             6,964,021     6,960,708
  Stock subscription receivable                                                 --        (9,000)
  Accumulated deficit                                                   (7,833,312)   (7,640,688)
                                                                    -----------------------------
      Total shareholders' deficit                                         (854,297)     (674,026)
                                                                    -----------------------------
Total liabilities and shareholders' deficit                         $    1,242,308   $ 1,288,898
                                                                    =============================

See accompanying notes to condensed consolidated financial statements.

                                       ROCKPORT HEALTHCARE GROUP, INC.
                                              AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                 For the Three Months Ended       For the Six Months Ended
                                                        September 30,                  September 30,
                                              --------------------------------------------------------------
                                                   2004             2003           2004            2003
                                              --------------------------------------------------------------
                                                                 (Restated)                     (Restated)
Revenue                                       $      773,432   $     699,787   $  1,580,937   $   1,595,404
Cost of sales                                        257,913         226,538        513,576         511,800
                                              --------------------------------------------------------------
        Gross profit                                 515,519         473,249      1,067,361       1,083,604
                                              --------------------------------------------------------------

Operating expenses:
  Selling, general and administrative
    expenses:
      Payroll and related expenses                   424,644         444,231        862,699         885,868
      Office administration                           83,977          83,841        165,371         163,050
      Professional services                           40,828          47,246        110,148         108,089
      Other                                            7,220          22,078         18,790          41,716
                                              --------------------------------------------------------------
  Total selling, general and administrative          556,669         597,396      1,157,008       1,198,723
  Depreciation and amortization                       17,526          21,590         35,018          30,465
                                              --------------------------------------------------------------
        Total operating expenses                     574,195         618,986      1,192,026       1,229,188
                                              --------------------------------------------------------------

Loss from operations                                 (58,676)       (145,737)      (124,665)       (145,584)
Interest, net                                         33,975          30,467         67,959          60,285
                                              --------------------------------------------------------------
Net loss                                      $      (92,651)  $    (176,204)  $   (192,624)  $    (205,869)
                                              ==============================================================

Net loss per share:
    Basic                                     $        (0.01)  $       (0.01)  $      (0.01)  $       (0.01)
                                              ==============================================================
    Diluted                                   $        (0.01)  $       (0.01)  $      (0.01)  $       (0.01)
                                              ==============================================================

Weighted average number of common
    shares outstanding:
    Basic                                         14,963,843      14,127,245     14,959,021      13,878,354
                                              ==============================================================
    Diluted                                       14,963,843      14,127,245     14,959,021      13,878,354
                                              ==============================================================

See accompanying notes to condensed consolidated financial statements.

                                                ROCKPORT HEALTHCARE GROUP, INC.
                                                       AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                           FOR THE YEAR ENDED MARCH 31, 2004 AND SIX MONTHS ENDED SEPTEMBER 30, 2004


                                                                                                                    Total
                                                  Common Stock     Additional       Stock                       Shareholders'
                                              -------------------    Paid-in     Subscription    Accumulated       Equity
                                                Shares    Amount     Capital      Receivable       Deficit        (Deficit)
                                              --------------------------------------------------------------------------------
Balances March 31, 2003                       13,626,302  $13,626  $ 6,300,916  $          --   $ (6,930,438)  $     (615,896)
Stock issued for services                        727,740      728      135,392             --             --          136,120
Exercise of stock options                        100,000      100       24,900         (9,000)                         16,000
Stock issued for acquisition                     500,000      500      499,500             --                         500,000
Net loss                                              --       --           --             --       (710,250)        (710,250)
                                              --------------------------------------------------------------------------------
Balances March 31, 2004                       14,954,042   14,954    6,960,708         (9,000)    (7,640,688)        (674,026)
Collection of stock subscription receivable
  (unaudited)                                         --       --           --          9,000             --            9,000
Stock issued for services (unaudited)             40,662       40        3,313             --             --            3,353
Net loss (unaudited)                                  --       --           --             --       (192,624)        (192,624)
                                              --------------------------------------------------------------------------------
Balances September 30, 2004 (unaudited)       14,994,704  $14,994  $ 6,964,021  $          --   $ (7,833,312)  $     (854,297)
                                              ================================================================================

See accompanying notes to condensed consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                            2004        2003
                                                         -----------------------
                                                                     (Restated)
Cash flows from operating activities:
  Net loss                                               $(192,624)  $ (205,869)
  Adjustments to reconcile net loss to cash provided by
   (used in) operating activities:
    Depreciation                                            10,018       11,097
    Amortization                                            25,000       19,367
    Issuance of stock for services                           3,353       20,007
    Changes in assets and liabilities:
      Accounts receivable - trade                           25,368      211,108
      Prepaid expenses                                      (1,485)       8,124
      Deposits                                                 124           --
      Accounts payable                                      48,102      (60,222)
      Due to directors, officers and employees              41,142          767
      Other current liabilities                              6,231       (1,669)
                                                         -----------------------
Cash provided by (used in) operating activities            (34,771)       2,710
                                                         -----------------------

Cash flows from investing activities:
  Purchase of fixed assets                                  (1,187)      (3,683)
                                                         -----------------------

Cash flows from financing activities:
  Collection of stock subscription receivable                9,000           --
  Interest accrued on long-term debt                        38,206           --
                                                         -----------------------
Cash provided by financing activities                       47,206           --
                                                         -----------------------
Net increase (decrease) in cash                             11,248         (973)
Cash and cash equivalents, beginning of period              72,408       65,493
                                                         -----------------------
Cash and cash equivalents, end of period                 $  83,656   $   64,520
                                                         =======================


Supplemental cash flow information:
  Interest paid                                          $  15,000   $   24,100
                                                         =======================

Non-cash transactions:
  Acquisition of Protegrity provider agreements          $      --   $  500,000
                                                         =======================

See accompanying notes to consolidated financial statements.

                         ROCKPORT HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

Note 1. Organization and Nature of Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying condensed consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three and six-month periods ended September 30, 2004 and 2003, and the cash flows for the six-month periods ended September 30, 2004 and 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004, previously filed with the Securities and Exchange Commission.


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

     As  of September 30, 2004, the Company has three wholly owned subsidiaries:
Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company's clients, collects accounts receivable and issues checks to the Company's network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.


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

          The Company applies the intrinsic value method in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the fair value method, the Company's September 30, 2004 and 2003, net loss would have been changed to the pro forma amounts indicated below.

                                                       For the Three Months Ended       For the Six Months Ended
                                                              September 30,                  September 30,
                                                    --------------------------------------------------------------
                                                         2004             2003           2004            2003
                                                    --------------------------------------------------------------
Net loss:
  As reported                                       $      (92,651)  $    (176,204)  $   (192,624)  $    (205,869)
  Stock based compensation under fair value method          (7,424)        (19,737)       (14,849)        (39,474)
                                                    --------------------------------------------------------------
  Pro forma                                         $     (100,075)  $    (195,941)  $   (207,473)  $    (245,343)
                                                    ==============================================================

Net loss per share - basic and diluted:
  As reported                                       $        (0.01)  $       (0.01)  $      (0.01)  $       (0.01)
  Stock based compensation under fair value method              --              --             --              --
                                                    --------------------------------------------------------------
  Pro forma                                         $        (0.01)  $       (0.01)  $      (0.01)  $       (0.01)
                                                    ==============================================================

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5%; volatility of 200% and 199%, 2004 and 2003, respectively; no assumed dividend yield; and expected lives of four years.

Note 2. Notes Payable

     Notes payable consisted of the following at:

                                                                          September 30,    March 31,
                                                                              2004           2004
                                                                         ---------------  -----------
Convertible unsecured notes payable to a shareholder, with interest payable monthly at 15% per annum.  The notes are personally guaranteed by two officers of the Company.  On March 31, 2002, the
  Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and due April 1, 2003.  The notes are now convertible into Company common stock at any time prior to April 1,
  2005 at a conversion price of $.36 per share and were due April 1,
  2004.  On December 31, 2002, the due date of the notes was extended to April 1, 2006.  The Company issued 150,000 shares of its common stock in connection with these notes, the cost of which was recorded as loan fees and amortized using the interest yield method over the
  original term of the notes.                                            $      200,000   $  200,000

Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004.  The Company has
  renegotiated the due date of the note which is now due April 1, 2006.         227,493      227,493

Three-year 10% convertible subordinated unsecured notes to shareholders due November 2004 and April 2006.  Interest is either accrued or paid quarterly, as determined by the Board of Directors.  The notes are convertible into Company common stock at conversion prices ranging from $.18 to $.36 per share anytime prior to their maturity in
  November 2004 and April 2006.  On December 31, 2002, the
  Company renegotiated the terms of $300,000 principal amount of these notes with Mr. Baldwin, a director of the Company and extended the due date and conversion date to April 1, 2005, which has now been extended to April 2006.  On March 31, 2004, the Company issued $60,000 principal amount to Mr. Baldwin which is due April 1,
  2006 and is convertible into Company common stock at a conversion price of $.18 per share.  In June 2004, the Company retired $200,000 principal amount and accrued interest due June 2004 which is now due April 2006.  To raise the needed funds for the retirement, the
  Company issued Mr. Baldwin additional 10% convertible notes in the amount of $270,000 which notes are due April 2006 and which have a
  conversion price of $.20 per share.                                           730,000      660,000

Accrued interest due on long-term portion of three-year 10% convertible
  unsecured notes                                                               128,475      160,269
                                                                         ---------------  -----------

Total notes payable                                                           1,285,968    1,247,762

Less current maturities of long-term debt                                      (100,000)    (100,000)
                                                                         ---------------  -----------

Long-term debt                                                           $    1,185,968   $1,147,762
                                                                         ===============  ===========

     See Note 3 "Commitments and Contingencies" and Note 4 "Liquidity" for a discussion of financing provided by related parties.

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

Note 3. Commitments and Contingent Liabilities

     One of the Company's subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Years Ending March 31,
----------------------
     2005               $115,357
     2006                 52,023
                        --------
         Total          $167,380
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

     Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2004. During the six-month periods ended September 30, 2004 and 2003, Mr. Baldwin earned $39,000 and $39,000, respectively, from this agreement.

Note 4. Stock Options and Warrants

     Stock  Option  Plans

     On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2002 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of September 30, 2004, incentive stock options to purchase 583,400 shares exercisable at $.23 per share that vest over a three-year period had been granted. 388,932 of these stock options were exercisable as of September 30, 2004.

     On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). The 2000 Plan was approved by the Company's shareholders at its annual shareholder meeting held in September 2001. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company's common stock to key employees, directors and other persons who have contributed or are contributing to the Company's success. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of September 30, 2004, incentive stock options to purchase 941,500 shares exercisable at prices ranging from $.19 to $.50 per share that vest over a three-year period were outstanding. Of this amount, 832,634 stock options were exercisable as of September 30, 2004. As of September 30, 2004, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were outstanding.

     Stock  Warrants

     On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until

November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price. The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term. Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000. No warrants have been exercised as of September 30, 2004. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5. Related Party Transactions

     See Note 2 "Notes Payable" for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

     See Note 3 "Commitments and Contingent Liabilities" for a discussion of legal services provided by Mr. Baldwin.

Note 6. Significant Concentration

     Three clients accounted for approximately 23.5%, 21.4% and 11.5% of sales for the six months ended September 30, 2004. No other clients represented more than 10% of sales of the Company for that quarter. The Company had two clients, each which had in excess of 10% of the Company's accounts receivable balance at September 30, 2004. These two clients represented 34.2% and 13.1%, respectively, of the Company's accounts receivable balance.

Note 7. Liquidity

     The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has a total deficit in shareholders' equity of $854,297 as of September 30, 2004.

     The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At September 30, 2004, the Company had available cash in non-restrictive accounts of $83,656 and negative working capital of $146,001. As of September 30, 2004, the Company had outstanding debt of: (a) $730,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

     10% convertible notes. As of September 30, 2004, of the $730,000 in principal amount in the form of 10% convertible notes, $630,000 in principal amount was held by Mr. Baldwin, a director of the Company and $100,000 in principal amount was held by an individual. Of this $100,000 in principal amount held by this individual, $100,000 in principal and $34,550 in interest was due October 31, 2004 (the "maturing notes"). On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2006 convertible at the rate of $.18 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2006 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share.

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

     As discussed above, the Company does have $1,192,493 and accrued interest due in April 2006. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company's financial condition.

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

Note 8.  Restatement

     The Company originally filed its September 30, 2003 and December 31, 2003 quarterly financial statements valuing the common stock issued to Protegrity at $175,00, which was the fair market value on the date of acquisition. Since the Company has agreed to purchase from Protegrity all of the shares Protegrity has not sold by July 2008 at $1.00 per share, the Company has valued the common stock issued to Protegrity at $500,000. The balance sheet has been restated to increase the intangible asset from $175,000 to $500,000 and the statement of operations has been restated to reflect the increase in amortization expense associated with the acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of September 30, 2004, and the Company's results of operations for the two periods ended September 30, 2004 and 2003, should be read in conjunction with the Company's audited financial statements included in its Form 10-KSB for the year ended March 31, 2004, previously filed with the Securities and Exchange Commission

OVERVIEW

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

     The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of September 30, 2004, the Company has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees' care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

     Intangible  Assets

     As of September 30, 2004, the Company had $437,500 of unamortized intangible assets resulting from the acquisition of the Protegrity network. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., ("Protegrity"), a third party administrator ("TPA") and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on the Company's financial condition and results would be negatively affected.

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

     In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of

Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position. If the Company had adopted the fair value based method of accounting for stock-based employee compensation, it would have resulted in an additional $14,849 of compensation expense and no affect in the Company's basic and diluted earnings per share.

RESULTS  OF  OPERATIONS

Six Months Ended September 30, 2004 to Six Months Ended September 30, 2003

     The following table sets forth certain operating information regarding the Company for the six months ended September 30, 2004 and 2003:

                                                   2004         2003
                                                ------------------------
Revenue                                         $1,580,937   $1,595,404
  Cost of sales                                    513,576      511,800
                                                ------------------------
Gross profit                                     1,067,361    1,083,604
  Selling, general and administrative expenses   1,157,008    1,198,723
  Depreciation and amortization                     35,018       30,465
                                                ------------------------
Loss from operations                              (124,665)    (145,584)
Interest, net                                       67,959       60,285
                                                ------------------------
Net loss                                        $ (192,624)  $ (205,869)
                                                ========================
Net loss per share - basic and diluted          $    (0.01)  $    (0.01)
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

     Revenue for the six months ended September 30, 2004, was $1,580,937 which was $14,467, or 1%, below revenue for the nine months ended September 30, 2003, of $1,595,404. The reduction in revenue was primarily attributable to: (a) the Company lost four clients; two clients went out of business, the following client terminated its contract with the Company, and the Company terminated its contract with one client; and (b) some of the Company's largest clients lost significant business from some of their largest customers.

     Fair Isaac, which is the Company's largest provider of revenue, also lost customers and the Company experienced a $41,000 reduction in revenue for the 2004 period when compared to the 2003 period. Intracorp, the second largest provider of revenue, lost significant business from its customers and the Company experienced a $117,000 reduction in revenue for the 2004 period when compared to the 2003 period.

     The Company has added nine new clients during the 2004 period, which were not included in the 2003 period. Additionally, the Company has four clients which were providing revenue during the 2003 period which have increased their revenue contribution by $260,000 over the 2003 period. Based upon these additions, management believes that a large portion of the reduction in revenue when comparing the 2004 period to that of 2003 has been, or will be, replaced by the addition of these new clients.

     With respect to the source of the Company's revenue, the Company had three clients, each which provided more than 10% of the Company's revenue for the six months ended September 30, 2004. Those clients were, Fair Isaac Corporation which contributed 23.5% of total revenue, Intracorp which contributed 21.4% of total revenue and Bunch & Associates which contributed 11.5% of total revenue.

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

     Cost of sales. The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales decreased by $1,776, or 1%, from $511,800 during the six months ended September 30, 2003, to $513,576 during the six months ended September 30, 2004. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company's cost of sales and decrease its gross margins. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Fees incurred for access to third party provider networks are based on a percentage of the Company's revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the six months ended September 30, 2004, cost of sales were comprised of network access fees of $412,627, sales commissions of $70,313 and commission overwrites of $30,996.

     A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. Pursuant to this agreement, the Company issued 15,600 shares of its restricted common stock to Johnny Fontenot during the quarter ended September 30, 2004, which was valued at $1,014. Additionally, for the quarter ended September 30, 2004, Mr. Fontenot earned sales commissions of $4,977. The Company issued 15,600 shares of its restricted common stock to Mike Catala during the quarter ended September 30, 2004, for this bonus which was valued at $1,014. Additionally, for the quarter ended September 30, 2004, Mr. Catala earned sales commissions of $4,977. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc. For the six months ended September 30, 2004, Bannon earned $30,996.

     Gross profit. The Company's gross profit decreased by $16,243, or 2%, from $1,083,604 during the six months ended September 30, 2003, to $1,067,361 during the six months ended September 30, 2004. Gross profit as a percentage of sales was 68% for both periods. The decrease in gross profit was attributable to the decrease in revenue. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $41,715 from $1,198,723 during the six months ended September 30, 2003, to $1,157,008 during the six months ended September 30, 2004.

     - Payroll and related expenses decreased from $885,868 during the six months ended September 30, 2003, to $862,699 during the six months ended September 30, 2004. The primary reason for the reduction was the resignation of two employees, which have not been replaced, and the voluntary reduction of salary by an executive officer of the Company. This was partially offset by the addition of an employee in client services and an additional employee in administration.

     - Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, increased from $108,089 during the six months ended September 30, 2003, to $110,148 during the six months ended September 30, 2004. The primary components of the increase were increased audit fees associated with its fiscal 2004 audit and recruiting fees, which were partially offset by reduced legal fees and investor relations costs.

     - Other expenses decreased by $22,926, or 55%, from $41,716 during the six months ended September 30, 2003 to $18,790 during the six months ended September 30, 2004. The Company experienced lower travel and entertainment expenses during the 2004 period.

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

     Net loss. The Company had a net loss for the six months ended September 30, 2004, of $192,624, or $0.01 per share (basic and diluted), compared with a net loss of $205,869, or $0.01 per share (basic and diluted), for the six months ended September 30, 2003. As discussed above, the primary component which resulted in the loss for the six months ended September 30, 2004, was a decrease in utilization of the Company's provider network by the Company's clients, the loss of selected clients and the loss of customers by some of the Company's significant clients.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of the Company for the six month periods ended September 30, 2004 and 2003:

                                                       2004       2003
                                                     -------------------
Net cash provided by (used in) operating activities  $(34,771)  $ 2,710
Net cash used in investing activities                $ (1,187)  $(3,683)
Net cash provided by financing activities            $ 47,206   $    --

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the six months ended September 30, 2004, was $34,771 compared with net cash provided by operating activities of $2,710 for the six months ended September 30, 2003. This was a decrease of $37,481 when compared to the prior year period. The components of net cash used in operating activities for the 2004 period were a net loss of $192,624 and a decrease on prepaid items of $1,485, which was partially offset by non-cash charges of $38,371 and increases in accounts payable of $48,102, amounts due to officers and directors of $41,142 and other current liabilities of $6,231. Net cash provided by financing activities was $47,206 which was comprised of the collection of a stock subscription receivable of $9,000 and the transfer of accrued interest on long-term debt from current liabilities of $38,206.

     Liquidity and Capital Resources. The Company has funded its operations through the sale of Company Securities, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At September 30, 2004, the Company had available cash in non-restrictive accounts of $83,656 and negative working capital of $146,001. As of September 30, 2004, the Company had outstanding debt of: (a) $730,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

     10% convertible notes. As of September 30, 2004, of the $730,000 in principal amount in the form of 10% convertible notes, $630,000 in principal amount was held by Mr. Baldwin, a director of the Company and $100,000 in principal amount was held by an individual. Of this $100,000 in principal amount held by this individual, $100,000 in principal and $34,550 in interest was due October 31, 2004 (the "maturing notes"). On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2006 convertible at the rate of $.18 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2006 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share.

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

     For fiscal 2005, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000. As discussed above, the Company has $1,192,493 and accrued interest due in April 2006. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due, and as it does not expect to be able to retire these notes from its operating cash. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company's financial condition.

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

OFF-BALANCE SHEET ARRANGEMENTS

     On July 7, 2003, the Company purchased the healthcare provider contracts from Protegrity services for 500,000 shares of the Company's common stock. The Company committed to repurchase the shares for $1.00 per share if Protegrity has not been able to realize this amount by July 2008.

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

Item 3. CONTROLS AND PROCEDURES

     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                          PART II     OTHER INFORMATION

Item 1. Legal Proceedings. - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2004, that were not registered under the Securities Act.

     On September 30, 2004, under the terms of a written contract executed by the Company, the Company issued 15,600 shares of common stock to Mike Catala in consideration of marketing services valued at $1,014 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On September 30, 2004, under the terms of a written contract executed by the Company, the Company issued 15,600 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $1,014 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

     During the quarter ended September 30, 2004, the Company did not make any repurchases if its common stocks.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit No.  Description
-----------  -----------

2.1          Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to
             Registrant's Current Report on Form 8-K, dated January 5, 1998)
3.1          Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to
             Registrant's Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-
             23514)
3.2          Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16,
             1998 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-
             KSB/A, dated June 3, 2002)
3.3          Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14,
             2002 (incorporated by reference to Exhibit 4.3 to Registrant's Form S-8, dated October 24,
             2002, SEC File No. 333-100732)
3.4          Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to
             Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1          Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit
             4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2          Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to
             Exhibit 4.2 to Registrant's Annual Report on Form 10-KSB, dated June 28, 2001)
10.1         Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to
             Registrant's Annual Report on Form 10-KSB, dated June 28, 2001) *
10.3         Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to
             Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.4         Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.5         Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027
             (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-
             KSB/A, dated June 29, 2000)
10.6         2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to Registrant's
             Form S-8, dated April 24, 2001, SEC File No. 333-59476) *
10.7         Amended Engagement Agreement with John K. Baldwin (incorporated by reference to
             Exhibit 10.9 to Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2001) *
10.8         Consulting Services agreement with George Bogle (incorporated by reference to Exhibit
             10.10 to Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.9         Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to
             Registrant's Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.10        Network Access Agreement with Health Net Plus (formerly EOS Group, Inc., Foundation
             Health Medical Resource Management, Inc. aka Reviewco) dated September 1, 1999,
             (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-
             QSB, dated August 14, 2002)  (1)
10.11        Workers' Compensation Master Preferred Client Agreement with PPONext (formerly
             Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to
             Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2002)  (1)
10.12        Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to
             Exhibit 10.1 to Registrant's Form S-8, dated October 24, 2002, SEC File No. 333-100732) *
10.13        Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its
             Officers and Directors (incorporated by reference to Registrant's Quarterly Report on Form
             10-QSB dated November 14, 2002)
14.1         Code of Ethics (incorporated by reference to Registrant's Annual Report on Form 10-KSB dated June 29, 2004)


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

     (b)     Reports  on  Form  8-K:  None



SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)

November 11, 2004               /s/  Larry K. Hinson
                                ----------------------------------------
                                Larry K. Hinson
                                Chief Financial and Principle Accounting Officer
                                (Duly authorized officer)