Form 10QSB
period 2004-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2005-02-14
CIK 919606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from
_________________ to _______________

Commission File Number 0-23514

__________________________

ROCKPORT HEALTHCARE GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0611497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027
(Address of principal executive offices)

(713) 621-9424
(Issuer’s telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [_]

As of February 14, 2005, there were outstanding 15,005,976 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ROCKPORT HEALTHCARE GROUP, INC.
INDEX TO FORM 10-QSB
December 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2004
ASSETS	(Unaudited)
Current assets:
Cash	$34,146	$72,408
Accounts receivable, net of allowance of $22,000 and $50,000 at
December 31 and March 31, 2004, respectively	702,303	703,369
Prepaid expenses	2,138	1,494
Total current assets	738,587	777,271
Property and equipment:
Office furniture and equipment	43,644	43,268
Computer equipment and software	117,764	116,953
Telephone equipment	15,844	15,844
	177,252	176,065
Less accumulated depreciation	(151,004)	(135,976)
Net property and equipment	26,248	40,089
Other assets:
Deposits	8,915	9,038
Intangible assets, net	425,000	462,500
	433,915	471,538
Total assets	$1,198,750	$1,288,898
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$--	$100,000
Accounts payable, trade	331,497	311,265
Due to directors, officers and employees	125,926	65,022
Other current liabilities	327,059	338,875
Total current liabilities	784,482	815,162
Long-term debt	1,342,342	1,147,762
Commitments and contingencies (Note 3)
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued
Common stock, $.001 par value, 50,000,000 shares authorized, 15,005,976 and
14,954,042 shares issued and outstanding at December 31 and March 31, 2004, respectively	15,005	14,954
Additional paid-in capital	6,964,573	6,960,708
Stock subscription receivable	--	(9,000)
Accumulated deficit	(7,907,652)	(7,640,688)
Total shareholders’ deficit	(928,074)	(674,026)
Total liabilities and shareholders' deficit	$1,198,750	$1,288,898

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenue	$769,403	$707,965	$2,350,340	$2,303,369
Cost of sales	237,261	190,412	750,837	702,212
Gross profit	532,142	517,553	1,599,503	1,601,157

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	425,489	439,305	1,288,188	1,325,173
Office administration	87,434	85,846	252,805	248,896
Professional services	32,796	57,335	142,944	165,424
Other	8,473	10,832	27,263	52,548
Total selling, general and administrative	554,192	593,318	1,711,200	1,792,041
Depreciation and amortization	17,510	21,501	52,528	51,966
Total operating expenses	571,702	614,819	1,763,728	1,844,007

Loss from operations	(39,560)	(97,266)	(164,225)	(242,850)
Interest, net	34,780	30,928	102,739	91,213
Net loss	$(74,340)	$(128,194)	$(266,964)	$(334,063)

Net loss per share:
Basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	14,994,828	14,277,590	14,971,001	14,011,917

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED MARCH 31, 2004 AND NINE MONTHS ENDED DECEMBER 31, 2004

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balances March 31, 2003	13,626,302	$13,626	$6,300,916	$--	$(6,930,438)	$(615,896)
Stock issued for services	727,740	728	135,392	--	--	136,120
Exercise of stock options	100,000	100	24,900	(9,000)		16,000
Stock issued for acquisition	500,000	500	499,500	--		500,000
Net loss	--	--	--	--	(710,250)	(710,250)
Balances March 31, 2004	14,954,042	14,954	6,960,708	(9,000)	(7,640,688)	(674,026)
Collection of stock subscription receivable (unaudited)	--	--	--	9,000	--	9,000
Stock issued for services (unaudited)	51,934	51	3,865	--	--	3,916
Net loss (unaudited)	--	--	--	--	(266,964)	(266,964)
Balances December 31, 2004 (unaudited)	15,005,976	$15,005	$6,964,573	$--	$(7,907,652)	$(928,074)

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)

	2004	2003
		(Restated)
Cash flows from operating activities:
Net loss	$(266,964)	$(334,063)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	15,028	16,663
Amortization	37,500	35,303
Issuance of stock for services	3,916	26,235
Changes in assets and liabilities:
Accounts receivable - trade	1,066	131,159
Prepaid expenses	(644)	14,504
Deposits	123	--
Accounts payable	20,232	15,038
Due to directors, officers and employees	60,904	16,960
Other current liabilities	(11,816)	39,892
Cash used in operating activities	(140,655)	(38,309)

Cash flows from investing activities:
Purchase of fixed assets	(1,187)	(3,951)

Cash flows from financing activities:
Exercise of stock options	--	16,000
Collection of stock subscription receivable	9,000	--
Interest accrued on long-term debt	94,580	--
Cash provided by financing activities	103,580	16,000
Net decrease in cash	(38,262)	(26,260)
Cash and cash equivalents, beginning of period	72,408	65,493
Cash and cash equivalents, end of period	$34,146	$39,233

Supplemental cash flow information:
Interest paid	$22,500	$31,600

Non-cash transactions:
Acquisition of Protegrity provider agreements	$--	$500,000

Stock subscription receivable	$--	$9,000

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1. Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the "Company" or "Rockport") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2004, the results of operations for the three and nine-month periods ended December 31, 2004 and 2003, and the cash flows for the nine-month periods ended December 31, 2004 and 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2004, previously filed with the Securities and Exchange Commission.

Reclassifications - Amounts in the prior periods' financial statements have been reclassified as necessary to conform to the current period’s presentation.

Business

Rockport Healthcare Group, Inc. was incorporated in the State of Delaware on May 4, 1992, as Protokopus Corporation. The Company had no operating history other than organizational matters until December 17, 1997. On December 17, 1997, the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. ("Rockport Texas"), a Nevada corporation, in a business combination accounted for as a reverse acquisition. Pursuant to an Agreement and Plan of Reorganization dated December 12, 1997, between the Company and Rockport Texas, each outstanding share of common stock of Rockport Texas was converted to the right to receive 961.6212 shares of common stock of the Company. On January 18, 1998, the Company changed its name from Protokopus Corporation to Rockport Healthcare Group, Inc.

Rockport is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Rockport offers access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport’s clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules or if there is no state fee schedule, rates below usual and customary charges for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers’ compensation claims in accordance with the state allowed fee schedules or usual and customary charges and the discounted rates negotiated by the Company with its healthcare providers.

The Company has contracts with healthcare providers and/or network partners in all fifty states and the District of Columbia. The Company currently has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

As of December 31, 2004, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. ("RCN") was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. ("RGT") was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

    Stock-Based Compensation

The Company accounts for compensation costs associated with stock options and warrants issued to employees whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 4, "Stock Options and Warrants"). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates.

The Company applies the intrinsic value method in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the fair value method, the Company’s December 31, 2004 and 2003, net loss would have been changed to the pro forma amounts indicated below.

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Net loss:
As reported	$(74,340)	$(128,194)	$(266,964)	$(334,063)
Stock based compensation under fair value method	(16,924)	(20,000)	(31,773)	(60,000)
Pro forma	$(91,264)	$(148,194)	$(298,737)	$(394,063)

Net loss per share - basic and diluted:
As reported	$0.00	$(0.01)	$(0.02)	$(0.02)
Stock based compensation under fair value method	--	--	--	(0.01)
Pro forma	$0.00	$(0.01)	$(0.02)	$(0.03)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5%; volatility of 200% and 199%, 2004 and 2003, respectively; no assumed dividend yield; and expected lives of four years.

Note 2. Notes Payable

Notes payable consisted of the following at:

	December 31, 2004	March 31, 2004
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

	$200,000	$200,000
Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004. The Company has renegotiated the due date of the note which is now due April 1, 2006.	227,493	227,493
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

	765,000	660,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	149,849	160,269
Total notes payable	1,342,342	1,247,762
Less current maturities of long-term debt	--	(100,000)
Long-term debt	$1,342,342	$1,147,762

See Note 3 "Commitments and Contingencies" and Note 4 "Liquidity" for a discussion of financing provided by related parties.

Note 3. Commitments and Contingent Liabilities

One of the Company’s subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2008. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Twelve months ending December 31:
2005	$58,090
2006	14,209
2007	9,771
2008	4,886
Total	$86,956

One of the Company’s subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the reverse merger.

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2004. During the nine-month periods ended December 31, 2004 and 2003, Mr. Baldwin earned $58,500 in each period from this agreement.

Note 4. Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2004, incentive stock options to purchase 583,400 shares exercisable at $.23 per share that vest over a three-year period had been granted. 388,932 of these stock options were exercisable as of December 31, 2004.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"). The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2004, incentive stock options to purchase 941,500 shares exercisable at prices ranging from $.19 to $.50 per share that vest over a three-year period were outstanding. Of this amount, 840,967 stock options were exercisable as of December 31, 2004. As of December 31, 2004, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were outstanding. A certain number of these options were to expire on December 7, 2004. The Company’s Board of Directors approved the extension of the expiration date on all stock options due to expire on  December 7, 2004 to December 7, 2006.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price. The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term. Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000. No warrants have been exercised as of December 31, 2004. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5. Related Party Transactions

See Note 2 "Notes Payable" for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 3 "Commitments and Contingent Liabilities" for a discussion of legal services provided by Mr. Baldwin.

Note 6. Significant Concentration

Three clients accounted for approximately 25.4%, 21.4% and 10.4% of sales for the nine months ended December 31, 2004. No other clients represented more than 10% of sales of the Company for that period. The Company had two clients, each which had in excess of 10% of the Company’s accounts receivable balance at December 31, 2004. These two clients represented 43.4% and 11.2% of the Company’s accounts receivable balance.

Note 7. Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has a total deficit in shareholders’ equity of $928,074 as of December 31, 2004.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At December 31, 2004, the Company had available cash in non-restrictive accounts of $34,146 and negative working capital of $45,895. As of December 31, 2004, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

10% convertible notes. As of December 31, 2004, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company. The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004. On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2006 convertible at the rate of $.18 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2006 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share.

Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion prices of the notes were calculated based on the average of the high bid and low asked stock quotations on the date of funding.

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

As discussed above, the Company does have $1,342,342 in principal and accrued interest due in April 2006. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

Excluding these notes, management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. The Company does not anticipate any funding requirements for capital expenditures during the fiscal year ending March 31, 2006. The Company’s future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

There can be no assurances that management’s plans as described above can be accomplished.

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

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

    The following discussion and analysis of the Company’s financial condition as of December 31, 2004, and the Company’s results of operations for the two periods ended December 31, 2004 and 2003, should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended March 31, 2004, previously filed with the Securities and Exchange Commission..

Overview

Rockport Healthcare Group, Inc. ("Rockport" or the "Company") is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Rockport offers access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport’s clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, rates below usual and customary allowables for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers’ compensation medical services in accordance with the state allowed fee schedules or usual and customary allowables and the discounted rates negotiated by the Company with its healthcare providers.

The Company’s mission to its clients and healthcare providers is to: (1) maintain, update and distribute accurate information on each and every healthcare provider that is directly contracted by the Company or is accessed through the Company’s network partners relationships; (2) demonstrate, educate and offer each client and their customer referral products and services that encourage, enable and guide their injured workers to the Company’s healthcare providers; and (3) provide clear, concise and accurate preferred provider organization ("PPO") repricing information and assistance in facilitating payment to the contracted rates and provide resolution to reimbursement problems in a timely manner.

The Company’s goals are to: (1) create and maintain profitability within industry standards and create shareholder value; (2) become the national network of choice for work-related injuries and illnesses; (3) market and position its networks, state by state, to increase business to its healthcare providers while offering significant savings to its clients and their customers; (4) continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) continue its dedication to client and healthcare provider support services; and (6) provide any payor, managed care organization or bill review/software company an alternative national workers’ compensation network in a non-competitive relationship.

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of December 31, 2004, the Company has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended March 31, 2004).

Revenue Recognition

Revenue is recognized when earned. Revenue is earned at such time as the Company’s contractual discounts with its healthcare providers are applied to its clients’ medical bills which produces a medical cost savings. The Company’s revenue is a contractual percentage of the medical cost savings realized. At the time the contractual discounts are applied and collection is reasonably assured, the revenue is realized.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s clients to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of client accounts and historical collections experience. If the financial condition of one or more of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position.

Intangible Assets

As of December 31, 2004, the Company had $425,000 of unamortized intangible assets resulting from the acquisition of the Protegrity network. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., ("Protegrity"), a third party administrator ("TPA") and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on the Company’s financial condition and results would be negatively affected.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation whereby no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. The Company adopted the pro forma requirements pursuant to fair value reporting which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123." This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position. If the Company had adopted the fair value based method of accounting for stock-based employee compensation, it would have resulted in an additional $9,500 of compensation expense and no affect in the Company’s basic and diluted earnings per share.

Results of Operations

Nine Months Ended December 31, 2004 to Nine Months Ended December 31, 2003

The following table sets forth certain operating information regarding the Company for the nine months ended December 31, 2004 and 2003:

	2004	2003
Revenue	$2,350,340	$2,303,369
Cost of sales	750,837	702,212
Gross profit	1,599,503	1,601,157
Selling, general and administrative expenses	1,711,200	1,792,041
Depreciation and amortization	52,528	51,966
Loss from operations	(164,225)	(242,850)
Interest, net	102,739	91,213
Net loss	$(266,964)	$(334,062)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Revenue. The Company's source of revenue is fees it receives from its clients and their customers that access and utilize the Company's healthcare provider network for work-related injuries and illnesses. When an injured employee utilizes a healthcare provider within the Company’s PPO network, the employer realizes medical cost savings, which it would not have realized had the employee utilized a healthcare provider not within the Company’s PPO network. The Company’s clients and their customers, where permitted by law, direct their injured employees to healthcare providers within the Company’s healthcare provider network, which in turn creates a medical cost savings as a result of the discounts the Company has negotiated with its healthcare providers. The agreements the Company has with its clients provide the Company with a fee based upon a percentage of the medical cost savings realized by its clients. The fee percent the Company receives from its clients is negotiated by the Company and usually is determined by the amount of potential business the Company will receive from the client. Typically, these agreements are short-term in nature, which is standard within the healthcare industry, but which make the predictability of the Company’s future revenues difficult.

The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., ("Protegrity") which included certified networks in the states of Florida and Kentucky and providers in a variety of other states. As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $500,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years. The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States. This purchase brought the total number of providers within the Company’s network to in excess of 315,000 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia. Costs associated with developing the Company’s networks are charged to expense when incurred and are included in selling, general and administrative expenses.

Revenue for nine months ended December 31, 2004, was $2,350,340 which was $46,971, or 2%, greater than revenue for the nine months ended December 31, 2003, of $2,303,369. The increase in revenue was primarily attributable to an increase in the number of clients accessing the Company’s network of healthcare providers which increase was significantly offset by the following: (a) the Company lost four clients; two clients went out of business, one client terminated its contract with the Company, and the Company terminated its contract with one client; and (b) some of the Company’s largest clients lost significant business from some of their largest customers.

Intracorp, the second largest provider of revenue to the Company, lost significant business from its customers and the Company experienced a $127,000 reduction in revenue for the 2004 period when compared to the 2003 period.

The Company has added six new clients during the 2004 period, which were not included in the 2003 period. Additionally, the Company has seven clients which were providing revenue during the 2003 period which have increased their revenue contribution by $392,000 over the 2003 period. Based upon these additions, management believes that a large portion of the reduction in revenue when comparing the 2004 period to that of 2003 has been, or will be replaced by the addition of these new clients.

With respect to the source of the Company's revenue, the Company had three clients, each which provided more than 10% of the Company's revenue for the nine months ended December 31, 2004. Those clients were, Fair Isaac Corporation which contributed 25.4% of total revenue, Intracorp which contributed 21.4% of total revenue and Bunch & Associates which contributed 10.4% of total revenue.

The agreements with Fair Isaac, Intracorp and Bunch & Associates have terms of one year with automatic one-year renewals unless terminated as set forth in the agreement. The agreements may be terminated for any reason by giving the Company 90 days prior written notice of their intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company receives a fee from Fair Isaac, Intracorp and Bunch & Associates which is a negotiated percentage of the medical cost savings realized by Fair Isaac, Intracorp and Bunch & Associates, respectively, for accessing the Company’s PPO network.

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

Cost of sales. The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales increased by $48,625, or 7%, from $702,212 during the nine months ended December 31, 2003, to $750,837 during the nine months ended December 31, 2004. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company’s cost of sales and decrease its gross margins. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Those fees for the nine months ended December 31, 2004 amounted to $44,559, an increase of $37,505 over the prior year period and are included in sales commissions. Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the nine months ended December 31, 2004, cost of sales were comprised of network access fees of $602,536, sales commissions of $101,945 and commission overwrites of $46,355.

A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. Pursuant to this agreement, the Company issued 5,636 shares of its restricted common stock to Johnny Fontenot during the quarter ended December 31, 2004, which was valued at $282. Additionally, for the quarter ended December 31, 2004, Mr. Fontenot earned sales commissions of $2,444. The Company issued 5,636 shares of its restricted common stock to Mike Catala during the quarter ended December 31, 2004, for this bonus which was valued at $281. Additionally, for the quarter ended December 31, 2004, Mr. Catala earned sales commissions of $2,444. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated ("Bannon") of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc. For the nine months ended December 31, 2004, Bannon earned $46,355.

Gross profit. The Company's gross profit decreased by $1,654 from $1,601,157 during the nine months ended December 31, 2003, to $1,599,503 during the nine months ended December 31, 2004. Gross profit as a percentage of sales was 68% for the current year period and 70% for the prior year period. The decrease in gross profit was attributable to the increase in revenue, which was offset by an increase in cost of sales. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $80,841 from $1,792,041 during the nine months ended December 31, 2003, to $1,711,200 during the nine months ended December 31, 2004.

•
Payroll and related expenses decreased from $1,325,173 during the nine months ended December 31, 2003, to $1,288,188 during the nine months ended December 31, 2004. The primary reason for the reduction was the resignation of two employees, which have not been replaced, and the voluntary reduction of salary by an executive officer of the Company. This was partially offset by the addition of an employee in client services and an additional employee in administration.

•
Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, decreased from $165,4242 during the nine months ended December 31, 2003, to $142,944 during the nine months ended December 31, 2004. The primary components of the decrease were a decrease in consulting fees and investor relations costs.

•
Other expenses decreased by $25,285, or 52%, from $52,548 during the nine months ended December 31, 2003 to $27,263 during the nine months ended December 31, 2004. The Company experienced lower travel and entertainment expenses during the 2004 period.

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

Net loss. The Company had a net loss for the nine months ended December 31, 2004, of $266,964, or $0.02 per share (basic and diluted), compared with a net loss of $334,063, or $0.02 per share (basic and diluted), for the nine months ended December 31, 2003. As discussed above, the primary component which resulted in the loss for the nine months ended December 31, 2004, was a decrease in utilization of the Company’s provider network by the Company’s clients, the loss of selected clients and the loss of customers by some of the Company’s significant clients.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the nine month periods ended December 31, 2004 and 2003:

	2004	2003
Net cash used in operating activities	$(140,655)	$(38,309)
Net cash used in investing activities	$(1,187)	$(3,951)
Net cash provided by financing activities	$103,580	$16,000

Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the nine months ended December 31, 2004, was $140,655 compared with net cash used in operating activities of $38,309 for the nine months ended December 31, 2003. This was an increase of $102,346 when compared to the prior year period. The components of net cash used in operating activities for the 2004 period were a net loss of $266,964 and a decrease in prepaid items and other current liabilities totaling $12,460. which was partially offset by non-cash charges of $56,444 and increases in accounts payable of $20,232 and amounts due to officers and directors of $60,904. Net cash provided by financing activities was $103,580 which was comprised of the collection of a stock subscription receivable of $9,000 and the transfer of accrued interest on long-term debt from current liabilities of $94,580.

Liquidity and capital resources. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At December 31, 2004, the Company had available cash in non-restrictive accounts of $34,146 and negative working capital of $45,895. As of December 31, 2004, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

10% convertible notes. As of December 31, 2004, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company. The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004. On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2006 convertible at the rate of $.18 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2006 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share.

Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion prices of the notes were calculated based on the average of the high bid and low asked stock quotations on the date of funding.

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

For fiscal 2006, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000. As discussed above, the Company has $1,192,493 and accrued interest due in April 2006. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due, and as it does not expect to be able to retire these notes from its operating cash. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

Excluding these notes, management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. The Company’s future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

Off-Balance Sheet Arrangements

On July 7, 2003, the Company purchased the healthcare provider contracts from Protegrity services for 500,000 shares of the Company’s common stock. The Company committed to repurchase the shares for $1.00 per share if Protegrity has not been able to realize this amount by July 2008.

New Accounting Pronouncements

During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

Item 3.    Controls and Procedures

In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings. - None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2004, that were not registered under the Securities Act.

On December 31, 2004, under the terms of a written contract executed by the Company, the Company issued 5,636 shares of common stock to Mike Catala in consideration of marketing services valued at $281 pursuant to the exemption provided by Section 4(2) of the Securities Act.

On December 31, 2004, under the terms of a written contract executed by the Company, the Company issued 5,636 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $282 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

All sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

During the quarter ended December 31, 2004, the Company did not make any repurchases of its common stock.

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits of the Company are included herein.

Exhibit No.  Description

2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated January 5, 1998)
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10-SB, dated July 26, 1994, SEC File No. 0-23514)
3.2
Certificate of Amendment to Certificate of Incorporation of Registrant dated January 16, 1998 (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB/A, dated June 3, 2002)

3.3
Certificate of Amendment to Certificate of Incorporation of Registrant dated October 14, 2002 (incorporated by reference to Exhibit 4.3 to Registrant’s Form S-8, dated October 24, 2002, SEC File No. 333-100732)

3.4	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant’s Form S-8, dated October 24, 2002, SEC File No. 333-100732)
              4.1 Specimen of Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2	Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-KSB, dated June 28, 2001)
                10.1 Employment Agreement with Harry M. Neer (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.2	Employment Agreement with Larry K. Hinson (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB/A, dated February 14, 2001) *
10.3	Lease Agreement at 50 Briar Hollow Lane, Suite 515W Houston, Texas 77027 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB/A, dated June 29, 2000)
10.4	2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to Registrant’s Form S-8, dated April 24, 2001, SEC File No. 333-59476) *
10.5	Amended Engagement Agreement with John K. Baldwin (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-QSB, dated August 14, 2001) *
10.6	Consulting Services agreement with George Bogle (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.7	Warrant Agreement with George Bogle (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-QSB/A, dated June 3, 2002) *
10.8
Workers’ Compensation Master Preferred Client Agreement with PPONext (formerly Beyond Benefits) dated July 1, 2000, (incorporated by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-QSB, dated August 14, 2002) (1)

10.9	Rockport Healthcare Group, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form S-8, dated October 24, 2002, SEC File No. 333-100732) *
10.10
Form of Indemnification Agreement Between Rockport Healthcare Group, Inc. and Its Officers and Directors (incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB dated November 14, 2002)

               14.1 Code of Ethics (incorporated by reference to Registrant’s Annual Report on Form 10-KSB dated June 29, 2004)
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant’s Annual Report on Form 10-KSB/A, dated June 29, 2000)
31.1	Certification of Harry M. Neer, Chief Executive Officer
31.2	Certification of Larry K. Hinson, Chief Financial Officer
                32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                *     Indicates a management contract or compensatory plan or arrangement.

                (1)    The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC

(b)	Reports on Form 8-K

    Registrant filed a report on Form 8-K on February 4, 2005, disclosing events pursuant to Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) of Form 8-K. The Company reported the resignation of Carl A. Chase as Senior Vice President - Budgets & Controls and Mr. Chase has been retained as a consultant by the Registrant to perform certain financial reporting and internal audit functions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                            ROCKPORT HEALTHCARE GROUP, INC.
                                                    (Registrant)

        February 14, 2005                                             /s/ Larry K. Hinson
                                               Larry K. Hinson
                                              Chief Financial and Principal Accounting Officer
                                              (Duly authorized officer)