Form 10KSB
period 2005-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2005-06-29
CIK 919606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23514

ROCKPORT HEALTHCARE GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware       33-0601497
 (State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

50 Briar Hollow Lane, Suite 515W, Houston, Texas    77027
(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code:  (713) 621-9424

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended March 31, 2005, were $3,166,825.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of June 6, 2005, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $316,906.

The Registrant’s common stock outstanding as of June 6, 2005, was 15,025,982 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

ROCKPORT HEALTHCARE GROUP, INC.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking” information. The words “believe,”“intend,”“plan,”“expect,”“anticipate,”“estimate,”“project” and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause results to differ from projections include, for example:

•	the Company’s ability to forge and maintain contractual relationships with healthcare providers and clients;
•	the Company’s ability to convince customers of its current clients to access the Company’s provider network;
•	continued efforts to control covered workers’ compensation claims costs;
•	potential regulatory intervention, if the Company fails to comply with regulatory requirements;
•	proposed future efforts to control administrative costs, and future provider utilization rates;
•	future government regulations;
•	the ability of the Company to price its services competitively;
•	sources for sufficient additional capital to meet the Company’s growth and operations; and
•	the failure to properly manage and successfully integrate additional providers and/or clients.

The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Rockport Healthcare Group, Inc. (“Rockport” or the “Company”) is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Rockport offers access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport’s clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

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

The Company’s mission to its clients and healthcare providers is to: (1) maintain, update and distribute accurate information on each and every healthcare provider that is directly contracted by the Company or is accessed through the Company’s network partner relationship; (2) demonstrate, educate and offer each client and their customer referral products and services that encourage, enable and guide their injured workers to the Company’s healthcare providers; and (3) provide clear, concise and accurate preferred provider organization (“PPO”) repricing information and assistance in facilitating payment to the contracted rates and provide resolution to reimbursement problems in a timely manner.

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of March 31, 2005, the Company has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

As of March 31, 2005, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.

The Company’s Products and Services

The Company assists its clients in decreasing medical costs associated with workers’ compensation by providing these clients referral products and services to access the Company’s network of healthcare professionals and facilities, which the Company markets as Rockport United Network sm. The provider network is referred to as a preferred provider organization ("PPO").

The Company contracts with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary allowables for work-related injuries and illnesses. The Company generates revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients. The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers’ compensation medical services in accordance with the state allowed fee schedules, or usual and customary allowables, and the discounted rates negotiated by the Company with its healthcare providers.

The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”) which included certified networks in the states of Florida and Kentucky and providers in a variety of other states. As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $500,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years. If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity. The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States. As of March 31, 2005, this purchase brought the total number of providers within the Company’s network to in excess of 315,000 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia. The healthcare providers selected by the Company for its PPO network are selected on the basis of their clinical qualifications, type of specialty, location and their adherence to industry standards of care and service. The Company ensures that the healthcare providers are geographically appropriate and readily accessible.

Rockport United Network sm is designed to reduce the price paid by the Company’s clients for medical services by offering the Company’s clients the discounts the Company has negotiated with its healthcare providers. The healthcare providers are willing to accept a discount for medical services because the Company has developed referral tools and resources to assist the Company’s clients in directing an injured employee to the healthcare provider’s place of practice and/or facility. The client realizes medical cost savings due to the reduced cost of healthcare services provided by the Company’s PPO network. The discounts obtained by the Company from its network of healthcare provider’s range from as low as a 2% to as high as a 30% reduction from the state fee schedule or usual and customary allowables. Typically, the agreements the Company has with its participating providers are short-term in nature, which is standard within the healthcare industry. The initial term of the agreement is for a period of one year with automatic one-year renewals, unless sooner terminated in accordance with the terms of the agreement. The agreements may be terminated by either party upon thirty days prior written notice if certain conditions exist such as: the provider’s inability to continue the practice of medicine, the insolvency of either party or certain unforeseen events. Absent the previous conditions, either party may, without cause upon 120 days prior written notice, terminate the agreements. The discounts obtained from the providers, due to the short-term nature of the agreements, are not guaranteed in the long-term.

The Company has entered into agreements with various national, regional and state networks, which the Company considers its “network partners,” that are included in the Company’s network, Rockport United Network sm., to be accessed in those states or geographic areas where the Company requires additional coverage and specialties for its clients. The Company has network access agreements with the following network partners, which listing is followed by the jurisdictional coverage:

Network Partner	Jurisdictional Coverage
Arizona Foundation	Arizona
CCO, Inc.	Missouri
Companion WorkPlace Health Network	Georgia
Consumer Health Network	New Jersey
Devon Health Services	Pennsylvania
First Choice Network	Mississippi
Health’s Finest Network	Illinois
Heritage Summit	Florida
ppoNext West	Regional - multi-state
PPO Oklahoma	Oklahoma
USAMCO - WIN	National - exclusive
Virginia Health Network	Virginia

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

The Company negotiates its percentage of medical cost savings fees with each of its clients individually based upon the amount of potential business the Company will realize from the client. These fees constitute all of the Company’s revenue. Typically, the initial term of the agreement between the Company and its clients is for a period of one year and upon mutual agreement by both parties may be extended for successive one-year periods. Either party may terminate the agreement with or without cause by giving the other party ninety days prior written notice. Due to the short-term nature of the agreements with its clients, should a client terminate its agreement with the Company, the resulting loss of revenue could have a material adverse impact on the future earnings of the Company. The short-term nature of the agreements is typical within the healthcare industry.

The Company has developed a healthcare provider locator program custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This program is an aid to the Company’s clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company’s PPO network. This product can be accessed from the Company’s web site or a client may contact the Company’s client services to have a search performed for them. The Company has not applied for a patent on this product.

The Company maintains a web site at www.rockporthealthcare.com. Within its web site are details about the Company, its leadership, national position, mission, goals and commitments and a description as to why it is unique when compared to its competition. Within the web page entitled “Client Services” its clients and customers are able to locate a healthcare provider, review total providers by state, print a provider directory, nominate a provider to become a part of the Company’s PPO network and obtain assistance from the Company’s client services staff in customizing a provider panel that can be located at the employer’s work-site. The healthcare provider demographics (i.e. name, address, telephone number, specialty, hours, etc.) located on the Company’s web site are in a secure environment with access provided only to the Company’s clients and their customers for locating purposes. The information contained in the Company’s web site is not part of this annual report.

With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the fiscal year ended March 31, 2005. Those clients were Intracorp which contributed 21.7% of total revenue and Fair Isaac Corporation (“Fair Isaac”) (formerly HNC Insurance Solutions, Inc.) which contributed 27.8% of total revenue.

The effective date of the agreement with Intracorp was August 1, 2001, and the term is for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Intracorp may terminate the agreement for any reason by giving the Company 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company receives as a fee from Intracorp a negotiated percentage of the medical cost savings realized by Intracorp for accessing the Company’s PPO network.

The effective date of the agreement with Fair Isaac was July 28, 1999, and the term is for a period of one year with automatic one-year renewals unless terminated as set forth in the agreement. Either party may terminate the agreement for any reason by giving the other party 90 days prior written notice of its intent to terminate. In the event of a material breach of the agreement, the non-breaching party may terminate the agreement by giving the other party 30 days prior written notice of intent to terminate. The Company receives as a fee from Fair Isaac a negotiated percentage of the medical cost savings realized by Fair Isaac for accessing the Company’s PPO network.

The agreements the Company has with its clients can be terminated with short-term notice, which is normal within the industry the Company operates. However, there can be no assurance that a current major client of the Company will continue to be a major client in the future, and the loss of a major client would adversely affect the Company. The Company is continuing to add new clients and customers of its existing clients and believes revenue will increase as it implements these new clients and customers.

Competition

The Company faces competition on a national basis primarily from three national managed care organizations (“MCOs”). Whereas, the only product the Company offers to its clients is access to its national PPO network of healthcare providers for workers’ compensation, the Company’s national competitors provide access to their provider networks in addition to other services. The Company’s competitors provide medical cost containment, managed care and bill review services in addition to access to their national PPO network. The Company believes that by providing only one product, access to its Rockport United Network sm preferred provider organization, the Company can compete on a national scale with its competitors. A majority of the Company’s clients are MCOs, third party administrators (“TPAs”) and bill review companies, which provide services identical to the Company’s competitors. The Company offers access to its provider network to its clients in a non-competitive relationship.

The Company’s competitors are significantly larger and have greater financial strength and marketing resources than the Company. There can be no assurance that the Company will continue to maintain its existing performance or be successful with any new products. These competitive factors could adversely affect the Company's financial results. The Company will be subject to significant competition in any new geographic areas it may enter.

The Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, competitors will increasingly consist of nationally directed workers' compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the market served by the Company.

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

The Company's management information systems (the "MIS") is a critical component in its operations because the information processed and derived through the MIS enables the Company to reprice discount rates for provider services and monitor and produce management utilization reports. In addition, the MIS is critical to the timely, efficient processing and/or review of provider bills. The Company maintains the rate data it has negotiated with its providers within its PPO bill repricing software. The medical bills received from its clients are then matched against the rates maintained by the Company. Once there is a match between the medical bill and one of the Company’s providers, a savings is generated. It is this savings which provides revenue to the Company and savings to the Company’s clients. The MIS also produces reports which are utilized by the Company, its clients and providers to monitor costs associated with workers’ compensation. The Company relies on a combination of trade secrets and confidentiality measures to establish and protect its proprietary rights to the MIS. There can be no assurance, however, that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have already developed products which, to some extent, perform functions similar to those performed by the MIS.

The Company has developed a healthcare provider locator tool custom designed for identifying a healthcare provider by name, specialty or location. This product enables a client the ease of quickly locating a choice of healthcare providers within any given zip code and distance from the injured employee. This product is an aid to the Company’s clients and is provided free of charge. This product allows the client to offer informed choice and expedient care for the injured employee while referring the injured employee to a healthcare provider within the Company’s PPO network. This product can be accessed from the Company’s web site or the client can contact the Company’s client services to perform a search for a provider. The Company has not applied for a patent on this product.

Government Regulation

Under the current workers’ compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the 50 states and certain federal laws. Although the area of managed healthcare is heavily regulated, the Company is currently subject to any specific licensing requirements for the states of Florida and Kentucky only. The various network providers that the Company contracts with are regulated, and the Company’s ability to utilize these networks is contingent on the continued eligibility of these network providers to provide services. The failure of these providers to maintain their eligibility could adversely affect the Company’s breadth of providers.

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

Employees

As of June 6, 2005, the Company had 19 employees, with 17 employees located in Houston, Texas and two employees located in Florida. All of the Company’s employees are full-time. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Volatility of Stock Market

There have been significant fluctuations in the market price for the Company's common stock. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market and announcements of innovations or acquisitions by the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company’s common stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company’s lease on these premises covers 12,219 square feet and expires on June 30, 2005. The Company’s monthly lease payment on its leased office space as of March 31, 2005 is $17,341 through the end of the lease. The Company has extended its lease on this office space to December 31, 2005.

The Company leases an office in Florida with 1,037 square feet from a stockholder of the Company. The lease began August 1, 2003 and expires on July 31, 2005. Biannual lease payments are in the amount of $8,296.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 12, 1999, the Company's common stock began trading on the OTC Bulletin Board market under the symbol "RPHL". The market for the Company’s common stock on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for the Company's common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2005
Quarter Ended March 31, 2005	$0.06	$0.035
Quarter Ended December 31, 2004	$0.08	$0.035
Quarter Ended September 30, 2004	$0.14	$0.06
Quarter Ended June 30, 2004	$0.39	$0.14

Fiscal Year 2004
Quarter Ended March 31, 2004	$0.34	$0.16
Quarter Ended December 31, 2003	$0.43	$0.22
Quarter Ended September 30, 2003	$0.28	$0.15
Quarter Ended June 30, 2003	$0.25	$0.14

As of June 6, 2005, there were approximately 1,024 stockholders of record of the Company's common stock. The Company has neither declared nor paid any cash dividends to date. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended March 31, 2005, that were not registered under the Securities Act.

On March 31, 2005, under the terms of a written contract executed by the Company, the Company issued 10,003 shares of common stock to Mike Catala in consideration of marketing services valued at $501 pursuant to the exemption provided by Section 4(2) of the Securities Act.

On March 31, 2005, under the terms of a written contract executed by the Company, the Company issued 10,003 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $501 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

Purchase of Equity Securities

During the quarter ended March 31, 2005, the Company did not make any repurchases of its equity securities.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2005, and the Company’s results of operations for the years in the two-year period ended March 31, 2005 and 2004, should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Rockport Healthcare Group, Inc. (“Rockport” or the “Company”) is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses. Rockport offers access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport’s clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

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

The Company’s mission to its clients and healthcare providers is to: (1) maintain, update and distribute accurate information on each and every healthcare provider that is directly contracted by the Company or is accessed through the Company’s network partners relationships; (2) demonstrate, educate and offer each client and their customer referral products and services that encourage, enable and guide their injured workers to the Company’s healthcare providers; and (3) provide clear, concise and accurate preferred provider organization (“PPO”) repricing information and assistance in facilitating payment to the contracted rates and provide resolution to reimbursement problems in a timely manner.

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of March 31, 2005, the Company has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements in this Form 10-KSB).

Revenue Recognition

Revenue is recognized when earned. The Company’s revenue is a contractual percentage of the medical cost savings realized and is determined at such time as the Company’s contractual discounts with its healthcare providers are applied to its clients’ medical bills which produces a medical cost savings.  At the time the contractual discounts are applied and collection is considered reasonably assured, the revenue is considered earned.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s clients to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of client accounts and historical collections experience. If the financial condition of one or more of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position.

Intangible Assets

As of March 31, 2005, the Company had $412,500 of unamortized intangible assets resulting from the acquisition of the Protegrity network. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on the Company’s financial condition and results would be negatively affected.

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

Results of Operations

Year Ended March 31, 2005 to Year Ended March 31, 2004

The following table sets forth certain operating information regarding the Company for the years ended March 31, 2005 and 2004:

	2005	2004
Revenue	$3,166,825	$3,090,578
Cost of sales	991,893	928,268
Gross profit	2,174,932	2,162,310
Selling, general and administrative expenses	2,264,244	2,676,672
Depreciation and amortization	70,073	73,451
Loss from operations	(159,385)	(587,813)
Interest, net	137,348	122,437
Net loss	$(296,733)	$(710,250)
Net loss per share - basic and diluted	$(0.02)	$(0.05)

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

The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks. The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client. Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”) which included certified networks in the states of Florida and Kentucky and providers in a variety of other states. As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $500,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years. The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States. This purchase brought the total number of providers within the Company’s network to in excess of 315,000 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia. Costs associated with developing the Company’s networks are charged to expense when incurred and are included in selling, general and administrative expenses.

Revenue for twelve months ended March 31, 2005, was $3,166,825 which was $76,247, or 3%, greater than revenue for the twelve months ended March 31, 2004, of $3,090,578. The increase in revenue was primarily attributable to an increase in the number of clients accessing the Company’s network of healthcare providers which increase was significantly offset by some of the Company’s largest clients losing significant business from some of their largest customers.

Intracorp, the second largest provider of revenue to the Company, lost significant business from its customers and the Company experienced a $115,430 reduction in revenue for the 2005 period when compared to the 2004 period.

The Company has added four new clients during the 2005 period, which were not included in the 2004 period. These new clients contributed $136,737 in revenue during the year ended March 31, 2005. Additionally, the Company has 15 clients which were providing revenue during the 2004 period which have increased their revenue contribution by $370,519 over the 2004 period. Based upon these additions, management believes that a large portion of the reduction in revenue when comparing the 2005 period to that of 2004 has been, or will be, replaced by the addition of these new clients.

With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the twelve months ended March 31, 2005. Those clients were, Fair Isaac Corporation which contributed 27.8% of total revenue and Intracorp which contributed 21.7% of total revenue.

Cost of sales. The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales increased by $63,625, or 7%, from $928,268 during the twelve months ended March 31, 2004, to $991,893 during the twelve months ended March 31, 2005. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company’s cost of sales and decrease its gross margins. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Those fees for the twelve months ended March 31, 2005 amounted to $60,194, an increase of $45,371 over the prior year period and are included in sales commissions. Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the twelve months ended March 31, 2005, cost of sales were comprised of network access fees of $795,531, sales commissions of $133,748 and commission overwrites of $62,614.

A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. Pursuant to this agreement, the Company issued 10,003 shares of its restricted common stock to Johnny Fontenot during the quarter ended March 31, 2005, which was valued at $501. Additionally, for the year ended March 31, 2005, Mr. Fontenot earned sales commissions of $13,174. The Company issued 10,003 shares of its restricted common stock to Mike Catala during the quarter ended March 31, 2005, for this bonus which was valued at $501. Additionally, for the year ended December 31, 2004, Mr. Catala earned sales commissions of $13,174. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc. For the twelve months ended March 31, 2005, Bannon earned $62,614.

Gross profit. The Company's gross profit increased by $12,622 from $2,162,310 during the twelve months ended March 31, 2004, to $2,174,932 during the twelve months ended March 31, 2005. Gross profit as a percentage of sales was 69% for the current year period and 70% for the prior year period. The increase in gross profit was attributable to the increase in revenue, which was partially offset by an increase in cost of sales. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $414,428 from $2,676,672 during the twelve months ended March 31, 2004, to $2,264,244 during the twelve months ended March 31, 2005.

•
Payroll and related expenses decreased from $1,802,270 during the twelve months ended March 31, 2004, to $1,703,170 during the twelve months ended March 31, 2005. The primary reason for the reduction was the resignation of two employees, which have not been replaced. This was partially offset by the addition of an employee in client services, an additional employee in administration and a sales and marketing person to service accounts in the Southeastern United States.

•
Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, decreased from $372,561 during the twelve months ended March 31, 2004, to $187,537 during the twelve months ended March 31, 2005. The primary components of the decrease were a decrease in consulting fees and investor relations costs.

•
The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. In March 2004, the Company recorded an impairment expense totaling $71,800 related to the unamortized costs of provider contracts the Company acquired from two entities during 1998 and 1999. Based upon the projected estimated future cash flows from the provider contracts acquired, management determined a full impairment charge was required. The Company recorded no such impairment during the twelve months ended March 31, 2005.

•
Other expenses decreased by $59,245, or 62%, from $95,452 during the twelve months ended March 31, 2004, to $36,207 during the twelve months ended March 31, 2005. The Company experienced lower travel and entertainment expenses during the 2005 period.

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

Net loss. The Company had a net loss for the twelve months ended March 31, 2005, of $296,733, or $0.02 per share (basic and diluted), compared with a net loss of $710,2503, or $0.05 per share (basic and diluted), for the twelve months ended March 31, 2005. As discussed above, the primary component which resulted in the loss for the twelve months ended March 31, 2005, was a decrease in utilization of the Company’s provider network by the Company’s clients, the loss of selected clients and the loss of customers by some of the Company’s significant clients.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the twelve month periods ended March 31, 2005 and 2004:

	2005	2004
Net cash used in operating activities	$(117,297)	$(65,134)
Net cash used in investing activities	$(2,287)	$(3,951)
Net cash provided by financing activities	$114,000	$76,000

Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the twelve months ended March 31, 2005, was $117,297 compared with net cash used in operating activities of $65,134 for the twelve months ended March 31, 2004. This was an increase of $52,163 when compared to the prior year period. The components of net cash used in operating activities for the 2005 period were a net loss of $296,733 and a decrease in other current liabilities of  $12,562, which was partially offset by non-cash charges of $46,990 and increases in accounts payable of $66,729 and amounts due to officers and directors of $74,398. Net cash provided by financing activities was $114,000 which was comprised of the collection of a stock subscription receivable of $9,000, proceeds from notes payable of $405,000 and repayments of notes payable of $300,000.

Liquidity and capital resources. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At March 31, 2005, the Company had available cash in non-restrictive accounts of $66,824 and negative working capital of $35,783. As of March 31, 2005, the Company had outstanding debt due April 1, 2007 of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

10% convertible notes. As of March 31, 2005, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company. In March 2004, the Company issued Mr. Baldwin a new 10% convertible note in the amount of $60,000 due April 2006 at a conversion price of $.18 per share. The Company had $200,000 in principal and $68,818 in interest due to two individuals which was due June 2004 and was retired through the sale to Mr. Baldwin of a new 10% convertible note in the principal amount of $270,000 due April 2006 at a conversion price of $.20 per share.  The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004. On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2006 convertible at the rate of $.18 per share. During June 2005, the Company renegotiated the due date for the $765,000 principal amount due Mr. Baldwin to April 1, 2007. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2007 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2007 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2007 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2007 convertible at a price of $.20 per share.

Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion prices of the notes were calculated based on the average of the high bid and low asked stock quotations on the date of funding.

8% notes. In November 2001 and in January 2002, the Company borrowed an aggregate of $100,000 from Mr. Baldwin. In June 2002, the Company renegotiated the terms of the notes and added $93,000 of accrued consulting fees due and $34,493 of accrued overwrite fees due to the principal amount of the note. In December 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005 and in June 2004 extended the due date to April 1, 2006. During June 2005, the Company renegotiated the due date of this note to April 1, 2007. This debt is accruing interest at 8% payable monthly, however, in accordance with a verbal agreement with the note holder, the Company ceased paying the interest on this note on October 1, 2003.

15% convertible notes. In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum. The notes are personally guaranteed by two officers of the Company. In March 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003. The notes have been modified on three occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2007.

For fiscal 2006, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000. As discussed above, the Company has $1,364,900 of notes and accrued interest due in April 2007. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due, and as it does not expect to be able to retire these notes from its operating cash. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Shared Base Payment” (“SFAS123R”). This statement is a revision of SFAS Statement No. 123; "Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R addresses all forms of shared based compensation (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ date of grant, based on the estimated number of awards that are expected to vest and will be reflected as a compensation cost in the historical financial statements. This statement is effective for all public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether SFAS No. 123R will have a significant impact on the Company’s overall results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rockport Healthcare Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company has determined that it is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Hein & Associates LLP

Houston, Texas
June 6, 2005

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2004
ASSETS
Current assets:
Cash	$66,824	$72,408
Accounts receivable, net of allowance of $22,000 and $50,000 at March 31, 2005 and 2004, respectively	727,743	703,369
Prepaid expenses	1,239	1,494
Total current assets	795,806	777,271
Property and equipment:
Office furniture and equipment	43,644	43,268
Computer equipment and software	118,987	116,953
Telephone equipment	15,844	15,844
	178,475	176,065
Less accumulated depreciation	(156,049)	(135,976)
Net property and equipment	22,426	40,089
Other assets:
Deposits	8,915	9,038
Intangible assets, net	412,500	462,500
	421,415	471,538
Total assets	$1,239,647	$1,288,898

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$--	$100,000
Accounts payable, trade	377,994	311,265
Due to directors, officers and employees	139,420	65,022
Other current liabilities	314,175	338,875
Total current liabilities	831,589	815,162
Long-term debt	1,364,900	1,147,762
Commitments and contingencies (Note 4)
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 authorized, none issued	--	--
Common stock, $.0001 par value, 50,000,000 shares authorized, 15,025,982 and 14,954,042 shares issued and outstanding at
March 31, 2005 and 2004, respectively	15,025	14,954
Additional paid-in capital	6,965,554	6,960,708
Stock subscription receivable	--	(9,000)
Accumulated deficit	(7,937,421)	(7,640,688)
Total shareholders’ deficit	(956,842)	(674,026)
Total liabilities and shareholders' deficit	$1,239,647	$1,288,898

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

Revenue	$3,166,825	$3,090,578
Cost of sales	991,893	928,268
Gross profit	2,174,932	2,162,310

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,703,170	1,802,270
Office administration	337,330	334,589
Professional services	187,537	372,561
Impairment of intangible assets	--	71,800
Other	36,207	95,452
Total selling, general and administrative expenses	2,264,244	2,676,672
Depreciation and amortization	70,073	73,451
Total operating expenses	2,334,317	2,750,123

Loss from operations	(159,385)	(587,813)
Interest, net	137,348	122,437
Net loss	$(296,733)	$(710,250)

Net loss per share:
Basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	15,006,199	14,140,197

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balances, March 31, 2003	13,626,302	$13,626	$6,300,916	$--	$(6,930,438)	$(615,896)
Stock issued for services	727,740	728	135,392	--	--	136,120
Exercise of stock options	100,000	100	24,900	(9,000)	--	16,000
Stock issued for acquisition	500,000	500	499,500	--	--	500,000
Net loss	--	--	--	--	(710,250)	(710,250)
Balances, March 31, 2004	14,954,042	14,954	6,960,708	(9,000)	(7,640,688)	(674,026)
Stock issued for services	71,940	71	4,846	--	--	4,917
Collection of stock subscription receivable	--	--	--	9,000	--	9,000
Net loss	--	--	--	--	(296,733)	(296,733)
Balances, March 31, 2005	15,025,982	$15,025	$6,965,554	$--	$(7,937,421)	$(956,842)

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(296,733)	$(710,250)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	20,073	22,217
Amortization	50,000	51,234
Impairment of intangible assets	--	71,800
Issuance of stock for services	4,917	136,120
Bad debt expense	(28,000)	30,000
Changes in assets and liabilities:
Accounts receivable - trade and other	3,626	160,491
Prepaid expenses and other	255	18,683
Accounts payable	66,729	40,080
Due to directors, officers and employees	74,398	38,028
Other current liabilities	(12,562)	76,463
Cash used in operating activities	(117,297)	(65,134)

Cash flows from investing activities:
Purchase of fixed assets	(2,410)	(3,951)
Deposits	123	--
Cash used in investing activities	(2,287)	(3,951)

Cash flows from financing activities:
Exercise of stock options	--	16,000
Collection of stock subscription receivable	9,000	--
Repayments of notes payable	(300,000)	--
Proceeds from notes payable	405,000	60,000
Cash provided by financing activities	114,000	76,000
Net increase (decrease) in cash	(5,584)	6,915
Cash and cash equivalents, beginning of year	72,408	65,493
Cash and cash equivalents, end of year	$66,824	$72,408

Supplemental cash flow information:
Interest paid	$157,769	$39,100

Non-cash transactions:
Accrued interest on long-term debt	$89,157	$--
Acquisition of Protegrity provider agreements	$--	$500,000
Transfer of amounts due to a director to notes payable	$--	$47,480
Stock subscription receivable	$--	$9,000

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1. Organization and Nature of Business

Rockport Healthcare Group, Inc. (“Rockport” or the “Company”) was incorporated in the State of Delaware on May 4, 1992, as Protokopus Corporation. The Company had no operating history other than organizational matters until December 17, 1997. On December 17, 1997, the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. (“Rockport Texas”), a Nevada corporation, in a business combination accounted for as a reverse acquisition. Pursuant to an Agreement and Plan of Reorganization dated December 12, 1997, between the Company and Rockport Texas, each outstanding share of common stock of Rockport Texas was converted to the right to receive 961.6212 shares of common stock of the Company. On January 18, 1998, the Company changed its name from Protokopus Corporation to Rockport Healthcare Group, Inc.

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

Note 2. Summary of Significant Accounting Policies

a) Consolidation
As of March 31, 2005, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying audited consolidated financial statements.

b) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts.

c) Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated economic lives of the assets which range from three to seven years.

d) Income Taxes

    The Company accounts for income taxes on the liability method, under which the amount of deferred income taxes is based on the tax effects of the differences between the financial and income tax basis of the Company’s assets, liabilities and operating loss carryforwards at the balance sheet date based upon existing tax laws. Deferred tax assets are recognized if it is more likely than not that the future income tax benefit will be realized. Since utilization of net operating loss carryforwards is not assured, no benefit for future offset of taxable income has been recognized in the accompanying financial statements.

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

    In March 2005, the Company performed a review of the provider contracts it had acquired from Protegrity and based upon the projected estimated future cash flows from the provider contracts acquired determined an impairment was not required as of such date.

f) Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

g) Provider Contracts

    Healthcare provider contracts are contracts between a preferred provider organization (“PPO”) and physicians, hospitals and ancillary healthcare providers which, among other things, provide a discount to a client when an injured employee is treated by the healthcare provider. The discounts the PPO network obtains from the healthcare providers are normally less than the maximum rate allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary allowables for work-related injuries and illnesses. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity. In addition to the stock issuance, Protegrity obtained an earnout fee equal to a percentage of the Company’s gross revenue billed and collected in the states of Florida, Kentucky and Missouri for a period of five years following the effective date of the agreement. The Company has not capitalized any additional amounts as a result of this earnout fee. Accumulated amortization aggregated $87,500 at March 31, 2005 pursuant to this acquisition.

h) Comprehensive Income (Loss)

    Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for the years ended March 31, 2005 and 2004.

i) Revenue Recognition

    Revenue is recognized when earned. The Company’s revenue is a contractual percentage of the medical cost savings realized and is determined at such time as the Company’s contractual discounts with its healthcare providers are applied to its clients’ medical bills which produces a medical cost savings. At the time the contractual discounts are applied and collection is considered reasonably assured, the revenue is considered earned.

j) Loss Per Share

    The Company computes net loss per share by dividing the loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company’s convertible debt.

    At March 31, 2005, the closing bid and asked prices for the Company’s common stock were $0.035 and $0.05, respectively, and the fair market value of the Company’s common stock was deemed to be $0.04 per share. During the year ended March 31, 2005, 1,568,900 stock options exercisable at prices ranging from $0.19 to $0.50 per share and 1,000,000 warrants exercisable at $0.345 per share were excluded from the calculation of diluted earnings per share as their exercise prices were below the then fair market value. At March 31, 2005, the Company had $965,000 principal amount of convertible debt and $172,407 of accrued interest on the convertible debt, which debt and interest is convertible into the Company’s common stock at prices ranging from $0.18 to $0.36 per share. 3,828,540 shares were excluded from diluted earnings per share calculation as their inclusion would be anti-dilutive.

    At March 31, 2004, the closing bid and asked prices for the Company’s common stock were $0.16 and $0.18, respectively, and the fair market value of the Company’s common stock was deemed to be $0.17 per share. During the year ended March 31, 2004, 1,610,700 stock options exercisable at prices ranging from $0.19 to $0.50 per share and 1,000,000 warrants exercisable at $0.345 per share were excluded from the calculation of diluted earnings per share as their exercise prices were below the then fair market value. At March 31, 2004, the Company had $860,000 principal amount of convertible debt and $187,028 of accrued interest on the convertible debt, which debt and interest is convertible into the Company’s common stock at prices ranging from $0.18 to $0.36 per share. 3,112,405 shares were excluded from diluted earnings per share calculation as their inclusion would be anti-dilutive.

k)  Stock-Based Compensation

    The Company accounts for compensation costs associated with stock options and warrants issued to employees whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 5, “Stock Options and Warrants”). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates.

The Company applies the intrinsic value method in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the fair value method, the Company’s March 31, 2005 and 2004, net loss would have been changed to the pro forma amounts indicated below.

	March 31, 2005	March 31, 2004

Net loss:
As reported	$(296,733)	$(710,250)
Stock based compensation under fair value method	(35,163)	(96,059)
Pro forma	$(331,896)	$(806,309)

Net loss per share - basic and diluted:
As reported	$(0.02)	$(0.05)
Stock based compensation under fair value method	(0.01)	--
Pro forma	$(0.03)	$(0.05)

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5%; volatility of 202% and 200%, 2005 and 2004, respectively; no assumed dividend yield; and expected lives of four years.

l) Fair Value of Financial Instruments

    The fair value of financial instruments, primarily accounts receivable, accounts payable and other current liabilities, closely approximate the carrying values of the instruments due to the short-term nature of such instruments.

m)  Reclassifications

Amounts in the prior year’s financial statements have been reclassified as necessary to conform to the current year’s presentation.

n)  New Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Shared Base Payment” (“SFAS123R”). This statement is a revision of SFAS Statement No. 123; "Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R addresses all forms of shared based compensation (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ date of grant, based on the estimated number of awards that are expected to vest and will be reflected as a compensation cost in the historical financial statements. This statement is effective for all public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether SFAS 123R will have a significant impact on the Company’s overall results of operations or financial position.

Note 3. Notes Payable

Notes payable consisted of the following at:

	March 31, 2005	March 31, 2004
Convertible unsecured notes payable to a shareholder, with interest payable monthly at 15% per annum. The notes are personally guaranteed by two officers of the  Company. On March 31, 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and due April 1, 2003. The notes are now convertible into Company common stock at any time prior to April 1, 2005 at a conversion price of $.36 per share and were due April 1, 2004. On December 31, 2002, the due date of the notes was extended to April 1, 2006. During June 2005 the Company obtained an extension on the due date of these notes to April 2007. The Company issued 150,000 shares of its common stock in connection with these notes, the cost of which was recorded as loan fees and amortized using the interest yield method over the original term of the notes.

	$200,000	$200,000
Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004. During June 2005 the Company renegotiated the due date of the note which is now due April 1, 2007.	227,493	227,493
Three-year 10% convertible subordinated unsecured notes to a director due April 2007. Interest is either accrued or paid quarterly, as determined by the Board of Directors. The notes are convertible into Company common stock at conversion prices ranging from $.18 to $.36 per share anytime prior to their maturity in April 2007. On December 31, 2002, the Company renegotiated the terms of $300,000 principal amount of these notes with Mr. Baldwin, a director of the Company, and extended the due date and conversion date to April 1, 2005, which has now been extended to April 2007. On March 31, 2004, the Company issued $60,000 principal amount to Mr. Baldwin which is due now April 1, 2007 and is convertible into Company common stock at a conversion price of $.18 per share. In June 2004, the Company retired $200,000 principal amount and accrued interest. To raise the needed funds for the retirement, the Company issued Mr. Baldwin additional 10% convertible notes in the amount of $270,000 which notes are due April 2007 and which have a conversion price of $.20 per share. In November 2004, the Company issued Mr. Baldwin additional 10% convertible notes in the amount of $135,000 to retire $100,000 principal amount due October 2004 which notes are due April 2007 and convertible at $.18 per share.

	765,000	660,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	172,407	160,269
Total notes payable	1,364,900	1,247,762
Less current maturities of long-term debt	--	(100,000)
Long-term debt	$1,364,900	$1,147,762

See Note 4 “Commitments and Contingencies” for a discussion of financing provided by related parties.

Note 4. Commitments and Contingent Liabilities

One of the Company’s subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2009. Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Years Ending March 31,
2006	$58,090
2007	14,209
2008	9,771
2009	4,886
Total	$86,956

One of the Company’s subsidiaries, RGT, has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the reverse merger discussed in Note 1.

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2005. During the years ended March 31, 2005 and 2004, Mr. Baldwin earned $78,000 and $78,000, respectively, from this agreement.

Note 5. Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2005, incentive stock options to purchase 486,700 shares exercisable at prices ranging from $0.19 to $0.23 per share that vest over a three-year period had been granted. 324,366 of these stock options were exercisable as of March 31, 2005. As of March 31, 2005, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”). The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2005, incentive stock options to purchase 912,200 shares exercisable at prices ranging from $0.19 to $0.50 per share that vest over a three-year period were outstanding. Of this amount, 827,767 stock options were exercisable as of March 31, 2005. As of March 31, 2005, non-qualified stock options to purchase 50,000 shares exercisable at $0.25 per share and immediately exercisable were outstanding. The Company’s board of directors extended the expiration date for all options originally expiring in December 2004 pursuant to the 2000 Plan to December 2006.

Stock option activity during the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 1, 2003	1,551,300	$0.34
Granted	165,000	0.25
Exercised	(100,000)	0.25
Forfeited	(5,600)	0.25
Expired	--	--
Outstanding, March 31, 2004	1,610,700	0.29
Granted	120,000	0.25
Exercised	--	--
Forfeited	(161,800)	0.25
Expired	--	--
Outstanding, March 31, 2005	1,568,900	$0.29
Exercisable, March 31, 2005	1,322,133	$0.30

As of March 31, 2005, the range of exercise prices was from $0.19 to $0.50 per share and the weighted average remaining contractual life of outstanding options was two years. The weighted average grant date fair value of the options issued in 2005 and 2004 amounted to $0.22.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price. The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term. Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000. No warrants have been exercised as of March 31, 2005. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 6. Related Party Transactions

See Note 3 “Notes Payable” for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 4 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 7. Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2005 and 2004, are as follows:

	2005	2004
Accrual to cash conversion	$38,151	$79,300
Net operating loss carryforwards	2,050,363	1,972,180
Valuation allowance	(2,088,514)	(2,051,480)
Net deferred tax asset	$--	$--

The increase in the valuation allowance during fiscal 2005 of $37,035 is the result of additional net tax losses incurred during the year.

As of March 31, 2005, the Company has net operating loss carryforwards of approximately $6,142,692 which begin to expire in 2015 through 2025. Future utilization of the net operating loss carryforwards may be limited by changes in the ownership of the Company under section 382 of the Internal Revenue Code.

The difference between the actual income expense or benefit of zero for fiscal years 2004 and 2003 and the expected amount using the statutory income tax rate of 34% results from the 100% valuation allowance on the deferred tax assets at each year end.

Note 8. Legal Proceedings - None

Note 9. Significant Concentration

Two clients accounted for approximately 27.8% and 21.7% of sales for the fiscal year ended March 31, 2005. No other clients represented more than 10% of sales of the Company for the fiscal year ended March 31, 2005. These two clients represented 53.7% and 6.5%, respectively, of the Company’s accounts receivable balance at March 31, 2005. Two clients accounted for approximately 26.0% and 25.1% of sales for the fiscal year ended March 31, 2004. No other clients represented more than 10% of sales of the Company for the fiscal year ended March 31, 2004. The Company had two clients, each which had in excess of 10% of the Company’s accounts receivable balance at March 31, 2004. These two clients represented 34.2% and 13.1%, respectively, of the Company’s accounts receivable balance.

Note 10. Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has an accumulated deficit in shareholders’ equity of $956,842 as of March 31, 2005.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At March 31, 2005, the Company had available cash in non-restrictive accounts of $66,824 and negative working capital of $35,783. As of March 31, 2005, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

As discussed above, the Company does have $1,364,900 in principal and accrued interest due in April 2007. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

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

1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 8B. OTHER INFORMATION

    None

PART III

ITEM 9. DIRECTORS AND EXECUTIVER OFFICERS OF REGISTRANT

The Company’s directors and executive officers are as follows:

Name     Age  Office Held

Harry M. Neer     65  Director, Chief Executive Officer and President

Larry K. Hinson     59  Director, Chief Financial Officer, Secretary and Treasurer

John K. Baldwin     71  Chairman of the Board

Eric H. Kolstad     44  Director

Gregory H. Neer     37  Sr. Vice President - Operations

Mark C. Neer     41  Sr. Vice President - Business Development

Harry M. Neer. Mr. Neer has been President, Chief Executive Officer and a director of Rockport since 1997. Mr. Neer has a Masters degree in Hospital Administration and his entire career has been in the healthcare delivery and managed healthcare industry. Mr. Neer’s experience includes serving as President of USA Health Network, as Division Vice President of the Hospital Corporation of America and as President of the Presbyterian Hospital System in Oklahoma City, Oklahoma. Prior to 1993, Mr. Neer was a consultant for USA Healthcare Network, Inc. and Columbia Hospital Systems. From January 1993 to October 1994, Mr. Neer was President of USA Health Holding, a holding company for a group of managed healthcare companies. From November 1994 to November 1997, Mr. Neer provided consulting services to the healthcare industry. Mr. Neer is the father of Gregory H. Neer and Mark C. Neer.

Larry K. Hinson. Mr. Hinson has been Chief Financial Officer, Secretary, Treasurer and a director of Rockport since 1997. Mr. Hinson has a Bachelor of Business Administration degree with a major in accounting from the University of Texas. Mr. Hinson has over 30 years’ experience as a CPA in a wide variety of industries, primarily in the insurance and healthcare industries. He has served as Chief Financial Officer of USA Healthcare Network, Inc., Vice President and Treasurer of Reserve Life Insurance Company of Dallas, Texas, and was formerly with KPMG, LLP in Dallas and Austin, Texas. From March 1989 to October 1994, Mr. Hinson was Vice Chairman and Chief Financial Officer of USA Health Holding Company and its subsidiaries and also served as President of USA Health Network Company. From November 1994 to November 1997, Mr. Hinson provided consulting services to the healthcare industry.

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

Eric H. Kolstad. Mr. Kolstad has been a director of Rockport since March 2000. Mr. Kolstad is currently an investment advisor with Capstone Investments, Newport Beach, California. In 1985, Mr. Kolstad joined Merrill Lynch’s Private Client Group in Newport Beach and then in 1997 joined Capstone Investments. Mr. Kolstad, in addition to his Capstone responsibilities, is currently General Partner of Cristal Investments, LLC, the general partner of a hedge fund for accredited investors.

Gregory H. Neer. Mr. Neer joined the Company in May 1997 as Director of MIS which ended March 2001 and was promoted to Senior Vice President - Operations effective as of April 2001. Mr. Neer’s responsibilities include the development and maintenance of the Company’s proprietary repricing software system. Mr. Neer has in excess of seven years’ experience in information systems, sales and project management. Through the past five years, Mr. Neer has improved and maximized companies’ resources through development of user-friendly interfaces including: Information System Consultant for Vauter Door Co. from August 1993 to January 1994, where he created and developed an interactive door manufacturing Windows’ based application while working closely with management and staffed employees to tailor the program to specific needs and Sales Engineer/Project Manager for Stewart & Stevenson Services from October 1994 to May 1997, where he created and integrated Microsoft Access applications to track, manage and analyze trends and the status of requests for quotes, business contracted and loss.

Mark C. Neer. Mr. Neer joined the Company in January 2000 as Vice President - Business Development which ended March 2001 and was promoted to Senior Vice President - Business Development effective as of April 2001. Mr. Neer has a Bachelors degree in English Literature with a double minor in Business Administration and Psychology. Mr. Neer has over thirteen years’ experience in physician practice management and healthcare consulting. He served as Director of Regional Operations for CareSelect Group, Inc. from October 1996 to February 2000, a national physician practice management company. Prior to CareSelect, Mr. Neer served as a principal and senior healthcare consultant for Tactical Integration, Inc. from June 1994 to October 1996, representing Baylor College of Medicine, OrNda Health Care Systems, Cigna Health Care, and Blue Cross/Blue Shield of Texas. From 1988 to 1994, Mr. Neer served as the Administrator for a group of occupational medical clinics with responsibility for operating the facilities and developing the marketing programs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements during the last fiscal year.

Audit Committee

The Company’s audit committee oversees its corporate accounting and financial reporting process. Among other duties, it:

•	evaluates its independent auditors’ qualifications, independence and performance;

•	determines the engagement of the independent auditors;

•	approves the retention of its independent auditors to perform any proposed permissible non-audit services;

•	reviews its financial statements;

•	reviews its critical accounting policies and estimates;

•	oversees its internal audit function; and

•	discusses with management and the independent auditors the results of the annual audit and the review of its quarterly financial statements.

The current members of the Company's audit committee are Messrs. Kolstad, who is the committee chair, and Mr. Baldwin. The Company's Board of Directors has determined that neither Messrs. Kolstad or Baldwin qualifies as an "audit committee financial expert" as defined by the SEC in Item 401(e) of Regulation S-B. However, the Company believes that each of the members of the Company's Board of Directors and the members of the Company's audit committee are collectively capable of analyzing and evaluating its financial statements and understanding internal controls and procedures for financial reporting. In addition, the Company believes that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not currently warranted in its financial circumstances. As the Company grows, the Board of Directors intends to reconsider the retention of a new director that would qualify as an "audit committee financial expert.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

Stockholder Nominations Procedures

Stockholders, meeting the following requirements, who want to recommend a director candidate may do so in accordance with the Company’s Bylaws and the following procedures established by the Board of Directors. The Company will consider all director candidates recommended to the Board of Directors by shareholders owning at least 5% of the Company’s outstanding shares at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board. To make a nomination for director at an annual meeting, a written nomination solicitation notice must be received by the Board of Directors at the Company’s principal executive office not less than 120 days before the date the Company’s proxy statement was mailed to stockholders in connection with the Company’s previous annual meeting. The written nomination solicitation notice must contain the following material elements, as well as any other information reasonably requested by the Board of Directors:

•	the name and address, as they appear on the Company’s books, of the stockholder giving the notice and of the beneficial owner, if any, on whose behalf the nomination is made;
•
a representation that the stockholder giving the notice is a holder of record of the Company’s stock entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified in the notice;

•
a complete biography of the nominee, as well as consents to permit the Company to complete any due diligence investigations to confirm the nominee’s background, as the Company believes to be appropriate;

•	a description of all litigation to which the nominee or any of his or her affiliates have been a party within the past ten years;
•	the disclosure of all special interests and all political and organizational affiliations of the nominees;
•	a signed, written statement from the director nominee as to why the director nominee wants to serve on the Company’s Board, and why the director nominee believes that he or she is qualified to serve;
•
a description of all arrangements or understandings between or among any of the stockholders giving the notice, the beneficial owner, if any, on whose behalf the notice is given, each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder giving the notice;

•
such other information regarding each nominee proposed by the stockholder giving the notice as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and

•	the signed consent of each nominee to serve as a director of the Company if so elected.

In considering director candidates, the Board of Directors will consider such factors as it deems appropriate to assist in developing a board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Each director nominee is evaluated in the context of the full Board’s qualifications as a whole, with the objective of establishing a Board that can best perpetuate the success of the Company’s business and represent shareholder interests through the exercise of sound judgment. Each director nominee will be evaluated considering the relevance to the Company of the director nominee’s respective skills and experience, which must be complimentary to the skills and experience of the other members of the Board.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the Company’s named executive officers:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Awards
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)
Harry M. Neer President and Chief Executive Officer	2005 2004 2003	$ $ $	200,000 200,000 181,250	-- -- --	-- -- --	-- -- --
Larry K. Hinson Chief Financial Officer, Scretary and Treasurer	2005 2004 2003	$ $ $	180,000 180,000 171,250	-- -- --	-- -- --	-- -- 125,000
Gregory H. Neer Senior Vice President - Operations	2005 2004 2003	$ $ $	145,000 145,000 132,917	-- -- --	-- -- --	-- -- 245,000
Mark C. Neer Senior Vice President - Business Development	2005 2004 2003	$ $ $	150,000 150,000 153,750	-- -- --	-- -- --	-- -- 245,000
______________

Option Issuances

There were no individual grants of stock options made during the Company’s last fiscal year to its named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Harry M. Neer	--	--	150,000	--	--	--
Larry K. Hinson	--	--	308,334	41,666	--	--
Gregory H. Neer	--	--	316,833	81,667	--	--
Mark C. Neer	--	--	283,333	81,667	--	--

The fair market value of the Company’s common stock as of the end of the fiscal year ended March 31, 2005, was $0.04 per share. Since the exercise prices of the options listed above range between $0.23 and $.50 per share, the options were not in-the-money as of the end of the Company’s fiscal year, and no value is set forth in the above table under Securities and Exchange Commission rules.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

The Company has entered into identical employment agreements with Messrs. Harry M. Neer and Larry K. Hinson. The employment agreements have one-year terms initially expiring December 31, 2001, which are automatically renewed for successive one-year periods, unless terminated by either party on three months notice, whereby each individual receives a fixed annual salary. Effective October 1, 2002, the Company’s Board of Directors approved an increase of Mr. Neer’s annual salary to $200,000 per year and an increase of Mr. Hinson’s annual salary to $180,000 per year. If the Company terminates the employment agreements without cause before the expiration of the agreements, the terminated executive will receive a lump-sum payment equal to one-half of his base annual salary. There are no employment agreements with Gregory H. Neer or Mark C. Neer and their annual salaries are $145,000 and $150,000, respectively.

Compensation of Directors

Directors who are employees or consultants of the Company do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee thereof or otherwise incurred in their capacities as directors.

Mr. Baldwin has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2005. During the years ended March 31, 2005 and 2004, Mr. Baldwin earned $78,000 and $78,000, respectively, from this agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 6, 2005, 15,025,982 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the Company’s directors and executive officers and (c) all current directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or conversion of convertible debt) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027.

Name and Address ofBeneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares
John K. Baldwin (2)	8,245.893(2)	43.7%
Harry M. Neer	1,246,755(3)	8.2%
Larry K. Hinson	633,289(4)	4.1%
Eric H. Kolstad (5)	120,983	*
Gregory H. Neer	341,833(6)	2.2%
Mark C. Neer	333,333(7)	2.2%
All Executive Officers and Directors as a group (6 persons)	10,922,086(8)	54.8%
Robert D. Johnson (10)	1,135,000(9)	7.6%
George Bogle (11)	1,025,000(10)	6.4%
______________________

* Less than one percent

(1)  As of June 6, 2005, there were 15,025,982 shares of common stock outstanding. This does not include any stock options or warrants which are currently exercisable or shares of common stock to be issued upon the conversion of principal and accrued interest of the Company’s convertible notes.
(2)  Mr. Baldwin’s business address is 901 Highland Avenue, Del Mar, California 92014. Includes 3,828,540 shares of common stock underlying $765,000 principal amount of convertible notes and accrued interest of $172,407 as of March 31, 2005.
(3)  Includes options to purchase 150,000 shares of common stock at an exercise price of $0.25 per share, expiring December 7, 2004.
(4)  Includes options to purchase 308,334 shares of common stock at exercise prices ranging from $0.23 to $0.50 per share, expiring December 7, 2006, September 1, 2005 and August 5, 2006. Also includes 108,318 shares held jointly by Mr. Hinson and his former spouse, of which Mr. Hinson has complete voting control.
(5)  Mr. Kolstad’s business address is 2600 Michelson Drive, 17th Floor, Irvine, California 92612.
(6)  Includes options to purchase 316,833 shares of common stock at exercise prices ranging from $0.23 to $0.50 per share, expiring December 7, 2006, September 1, 2005 and August 5, 2006.
(7)  Includes options to purchase 283,333 shares of common stock at exercise prices ranging from $0.23 to $0.50 per share, expiring December 7, 2006, September 1, 2005 and August 5, 2006.
(8)  Includes options to purchase 843,498 shares of common stock and 3,828,540 shares of common stock to be issued upon the conversion of $765,000 principal amount of convertible notes and $172,407 accrued interest on the notes.
(9)  Mr. Johnson’s business address is 13606 Bermuda Dunes Ct., Houston, Texas 77069. The information set forth is based solely on the Company’s records.
(10)  Mr. Bogle’s business address is 916 S. Capital of Texas Highway, Austin, Texas 78746. Includes warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.345 per share, expiring November 25, 2011.

Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under its 2000 Long-Term Incentive Plan and 2002 Stock Option Plan as of March 31, 2005, which have been approved by the Company’s stockholders, and under compensation arrangements that were not approved by the Company’s stockholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Aproved by Security Holders	1,568,900	$0.29	331,100
Equity Compensation Plans Not Approved by Security Holders	1,000,000(1)	$0.345	--
Total	2,568,900	$0.31	331,100

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2005, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of a 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

10% convertible notes. As of March 31, 2005, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2007 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2007 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2007 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2007 convertible at a price of $.20 per share.

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

8% notes. In November 2001 and in January 2002, the Company borrowed an aggregate of $100,000 from Mr. Baldwin. In June 2002, the Company renegotiated the terms of the notes and added $93,000 of accrued consulting fees due and $34,493 of accrued overwrite fees due to the principal amount of the note. In December 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005 and in June 2005 extended the due date to April 1, 2007. This debt is accruing interest at 8% payable monthly, however, in accordance with a verbal agreement with the note holder, the Company ceased paying the interest on this note on October 1, 2003.

15% convertible notes. In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum. The notes are personally guaranteed by two officers of the Company. In March 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003. The notes have been modified on three occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2007.

On November 29, 2001, the Company issued to Mr. George Bogle 25,000 shares of common stock in consideration of consulting services valued at $7,500. On November 26, 2001, in conjunction with a consulting services agreement with Mr. Bogle, the Company issued warrants to purchase 1,000,000 shares of restricted common stock at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant, which was determined by the mean of the closing bid and asked price, and are immediately exercisable. No warrants have been exercised as of March 31, 2005.

See “Item 10. Executive Compensation; Compensation of Directors” for a description of the Company’s engagement agreement with Mr. Baldwin.

PART IV

ITEM 13. EXHIBITS

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

14.1	Code of Ethics (incorporated by reference to Registrant’s Annual Report on Form 10-KSB dated June 29, 2004)
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant’s Annual Report on Form 10-KSB/A, dated June 29, 2000)
23.1	Consent of Hein & Associates
31.1	Certification of Harry M. Neer, Chief Executive Officer
31.2	Certification of Larry K. Hinson, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.

(1)  The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Hein & Associates for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended March 31, 2005, and for the reviews of the financial statements included in its quarterly reports on Form 10-QSB for that fiscal year were $41,930.

Audit-Related Fees

Hein & Associates did not render any audit-related fees, which represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees.

Tax Fees

Hein & Associates did not receive any fees for tax compliance, tax advice or tax planning from the Company during the fiscal years ended March 31, 2005 and 2004.

All Other Fees

Other than the services described above under “Audit Fees” for the fiscal year ended March 31, 2005 and 2004, Hein & Associates did not receive any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2005 and 2004 audit services provided by Hein & Associates were approved by the Audit Committee. The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the auditor. Throughout the year, the Audit Committee reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
ROCKPORT HEALTHCARE GROUP, INC.

By: _/s/ Larry K. Hinson____________________
Larry K. Hinson, Principal Accounting Officer, Chief Financial Officer, Secretary and Treasurer

Date: June 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title   Date

/s/ John K. Baldwin   Chairman of the Board  June 29, 2005
John K. Baldwin

/s/ Harry M. Neer   President, Chief Executive  June 29, 2005
Harry M. Neer   Officer and Director

/s/ Larry K. Hinson   Secretary, Chief Financial Officer,  June 29, 2005
Larry K. Hinson   Treasurer and Director

/s/ Eric H. Kolstad   Director    June 29, 2005
Eric H. Kolstad

Exhibit Index

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

14.1	Code of Ethics (incorporated by reference to Registrant’s Annual Report on Form 10-KSB dated June 29, 2004)
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant’s Annual Report on Form 10-KSB/A, dated June 29, 2000)
23.1	Consent of Hein & Associates
31.1	Certification of Harry M. Neer, Chief Executive Officer
31.2	Certification of Larry K. Hinson, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.

(1)  The Company has omitted some portions of this exhibit and submitted it separately in a confidential treatment request filed with the SEC.