Form 10QSB
period 2005-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2005-08-15
CIK 919606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Yes [X] No [_]

As of August 9, 2005, there were outstanding 15,236,262 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ROCKPORT HEALTHCARE GROUP, INC.
INDEX TO FORM 10-QSB
June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	March 31,
	2005	2005
ASSETS	(Unaudited)
Current assets:
Cash	$60,731	$66,824
Accounts receivable, net of allowance of $25,000 and $22,000 at June 30 and March 31, 2005, respectively	759,332	727,743
Prepaid expenses	370	1,239
Total current assets	820,433	795,806
Property and equipment:
Office furniture and equipment	43,644	43,644
Computer equipment and software	120,698	118,987
Telephone equipment	15,844	15,844
	180,186	178,475
Less accumulated depreciation	(158,871)	(156,049)
Net property and equipment	21,315	22,426
Other assets:
Deposits	8,915	8,915
Intangible assets, net	400,000	412,500
	408,915	421,415
Total assets	$1,250,663	$1,239,647
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$453,251	$377,994
Due to directors, officers and employees	164,969	139,420
Other current liabilities	334,050	314,175
Total current liabilities	952,270	831,589
Long-term debt	1,388,270	1,364,900
Total liabilities	2,340,540	2,196,489
Commitments and contingencies (Note 3)
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 50,000,000 shares authorized, 15,236,262 and 15,025,982 shares issued and outstanding at
June 30 and March 31, 2005, respectively	15,235	15,025
Additional paid-in capital	6,975,437	6,965,554
Accumulated deficit	(8,080,549)	(7,937,421)
Total shareholders’ deficit	(1,089,877)	(956,842)
Total liabilities and shareholders' deficit	$1,250,663	$1,239,647

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2005	2004

Revenue	$848,584	$807,505
Cost of sales	253,854	255,663
Gross profit	594,730	551,842

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	455,154	438,055
Office administration	78,907	81,394
Professional services	81,049	69,320
Other	72,005	11,570
Total selling, general and administrative	687,115	600,339
Depreciation and amortization	15,322	17,492
Total operating expenses	702,437	617,831

Loss from operations	(107,707)	(65,989)
Interest, net	35,421	33,984
Net loss	$(143,128)	$(99,973)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	15,028,294	14,954,147

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED MARCH 31, 2005 AND THREE MONTHS ENDED JUNE 30, 2005

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balances, March 31, 2004	14,954,042	$14,954	$6,960,708	$(9,000)	$(7,640,688)	$(674,026)
Stock issued for services	71,940	71	4,846	--	--	4,917
Collection of stock subscription receivable	--	--	--	9,000	--	9,000
Net loss	--	--	--	--	(296,733)	(296,733)
Balances, March 31, 2005	15,025,982	15,025	6,965,554	--	(7,937,421)	(956,842)
Stock issued for services	10,280	10	483	--	--	493
Stock issued for settlement	200,000	200	9,400	--	--	9,600
Net loss	--	--	--	--	(143,128)	(143,128)
Balances, June 30, 2005	15,236,262	$15,235	$6,975,437	$--	$(8,080,549)	$(1,089,877)

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(143,128)	$(99,973)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,822	4,991
Amortization	12,500	12,500
Bad debt expense	3,000	--
Issuance of stock for services	493	1,325
Stock issued for settlement	9,600	--
Changes in assets and liabilities:
Accounts receivable - trade	(34,589)	(28,656)
Prepaid expenses	869	(842)
Accounts payable	75,257	32,004
Due to directors, officers and employees	25,549	21,490
Other current liabilities	43,245	51,064
Cash used in operating activities	(4,382)	(6,097)

Cash flows from investing activities:
Purchase of fixed assets	(1,711)	(702)

Cash flows from financing activities:
Collection of stock subscription receivable	--	9,000
Net increase (decrease) in cash	(6,093)	2,201
Cash and cash equivalents, beginning of period	66,824	72,408
Cash and cash equivalents, end of period	$60,731	$74,609

Supplemental cash flow information:
Interest paid	$7,500	$7,500

Non-cash transactions:
Accrued interest on long-term debt	$23,370	$19,558

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Note 1. Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the “Company” or “Rockport”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three-month periods ended June 30, 2005 and 2004, and the cash flows for the three-month periods ended June 30, 2005 and 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005, previously filed with the Securities and Exchange Commission.

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

As of June 30, 2005, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

Stock-Based Compensation

The Company accounts for compensation costs associated with stock options and warrants issued to employees whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 4, “Stock Options and Warrants”). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates.

The Company applies the intrinsic value method in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the fair value method, the Company’s June 30, 2005 and 2004, net loss would have been changed to the pro forma amounts indicated below.

	For the Three Months Ended
	June 30,
	2005	2004

Net loss:
As reported	$(143,128)	$(99,973)
Stock based compensation under fair value method	--	(7,424)
Pro forma	$(143,128)	$(107,397)

Net loss per share - basic and diluted:
As reported	$(0.01)	$(0.01)
Stock based compensation under fair value method	--	(0.00)
Pro forma	$(0.01)	$(0.01)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5%; volatility of 200% and 199%, 2005 and 2004, respectively; no assumed dividend yield; and expected lives of four years.

Note 2. Notes Payable

Notes payable consisted of the following at:

	June 30, 2005	March 31, 2005
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

	765,000	765,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	195,777	172,407
Long-term debt	$1,388,270	$1,364,900

See Note 3 “Commitments and Contingencies” and Note 4 “Liquidity” for a discussion of financing provided by related parties.

Note 3. Commitments and Contingent Liabilities

The Company’s executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company’s lease on these premises covers 12,219 square feet and expired on June 30, 2005. The Company extended this lease until June 30, 2006 at a monthly rental of $15,274..

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

Twelve Months Ending June 30,
2006	$210,813
2007	11,250
2008	2,443
Total	$224,506
One of the Company’s subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the reverse merger.

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2005. During the three-month periods ended June 30, 2005 and 2004, Mr. Baldwin earned $19,500 in each period from this agreement. Per agreement with Mr. Baldwin, the amount earned under the engagement agreement is being accrued and not paid.

Note 4. Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2005, incentive stock options to purchase 486,700 shares exercisable at $.23 per share that vest over a three-year period had been granted and 120,000 non-qualified stock options exercisable at $.25 per share and immediately exercisable had been granted. Of this amount 444,466 stock options were exercisable as of June 30, 2005.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”). The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2005, incentive stock options to purchase 911,200 shares exercisable at prices ranging from $.19 to $.50 per share that vest over a three-year period were outstanding. Of this amount, 835,099 stock options were exercisable as of June 30, 2005. As of June 30, 2005, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were outstanding. A certain number of these options were to expire on December 7, 2004. The Company’s Board of Directors approved the extension of the expiration date on all stock options due to expire on December 7, 2004 to December 7, 2006.

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

Note 5. Related Party Transactions

See Note 2 “Notes Payable” for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 3 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 6. Significant Concentration

Two clients accounted for approximately 30.7% and 14.0% of sales for the three months ended June 30, 2005. No other clients represented more than 10% of sales of the Company for that period. The Company had 2 clients, each which had in excess of 10% of the Company’s accounts receivable balance at June 30, 2005. These 2 clients represented 49.5% and 13.3% of the Company’s accounts receivable balance.

Note 7. Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has a total deficit in shareholders’ equity of $1,089,877 as of June 30, 2005.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At June 30, 2005, the Company had available cash in non-restrictive accounts of 60,731 and negative working capital of $131,837. As of June 30, 2005, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

10% convertible notes. As of June 30, 2005, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company. The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004. On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2007 convertible at the rate of $.18 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2007 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2007 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2007 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2007 convertible at a price of $.20 per share.

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

8% notes. In November 2001 and in January 2002, the Company borrowed an aggregate of $100,000 from Mr. Baldwin. In June 2002, the Company renegotiated the terms of the notes and added $93,000 of accrued consulting fees due and $34,493 of accrued overwrite fees due to the principal amount of the note. In December 2002, the Company renegotiated the terms of the note and extended the due date to April 1, 2005 and in March 2005 extended the due date to April 1, 2007. This debt is accruing interest at 8% payable monthly, however, in accordance with a verbal agreement with the note holder, the Company ceased paying the interest on this note on October 1, 2003.

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

As discussed above, the Company does have $1,388,270 in principal and accrued interest due in April 2007. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of June 30, 2005, and the Company’s results of operations for the two periods ended June 30, 2005 and 2004, should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended March 31, 2005, previously filed with the Securities and Exchange Commission..

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

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended March 31, 2005).

Revenue Recognition

Revenue is recognized when earned. The Company’s revenue is a contractual percentage of the medical cost savings realized and is determined at such time as the Company’s contractual discounts with its healthcare providers are applied to its clients’ medical bills, which produces a medical cost savings.

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

Intangible Assets

As of June 30, 2005, the Company had $400,000 of unamortized intangible assets resulting from the acquisition of the Protegrity network. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on the Company’s financial condition and results would be negatively affected.

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

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position. If the Company had adopted the fair value based method of accounting for stock-based employee compensation, it would have resulted in no compensation expense and no affect in the Company’s basic and diluted earnings per share.

Results of Operations

Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

The following table sets forth certain operating information regarding the Company for the three months ended June 30, 2005 and 2004.

	2005	2004
Revenue	$848,584	$807,505
Cost of sales	253,854	255,663
Gross profit	594,730	551,842
Selling, general and administrative expenses	687,115	600,339
Depreciation and amortization	15,322	17,492
Loss from operations	(107,707)	(65,989)
Interest, net	35,421	33,984
Net loss	$(143,128)	$(99,973)
Net loss per share - basic and diluted	$(0.01)	$(0.01)

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

Revenue for three months ended June 30, 2005, was $848,584 which was $41,079, or 5%, greater than revenue for the three months ended June 30, 2004, of $807,505. The increase in revenue was primarily attributable to an increase in the number of clients accessing the Company’s network of healthcare providers which increase was partially offset by one of the Company’s largest clients loosing significant business from some of its largest customers. The Company has added four new clients during the 2005 period, which were not included in the 2004 period and the Company has several clients which were providing revenue during the 2004 period which have increased their revenue contribution during the 2005 period.

With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the three months ended June 30, 2005. Those clients were, Fair Isaac Corporation which contributed 30.7% of total revenue and Intracorp which contributed 14.9% of total revenue.

Cost of sales. The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales decreased by $1,809, from $255,663 during the three months ended June 30, 2004, to $253,854 during the three months ended June 30, 2005. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company’s cost of sales and decrease its gross margins. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Those fees for the three months ended June 30, 2005 amounted to $15,000, an increase of $3,083 over the prior year period and are included in sales commissions. Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the three months ended June 30, 2005, cost of sales were comprised of network access fees of $206,547, sales commissions of $30,817 and commission overwrites of $16,492.

A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company. Pursuant to this agreement, the Company issued 5,140 shares of its restricted common stock to Johnny Fontenot during the quarter ended June 30, 2005, which was valued at $242. Additionally, for the quarter ended June 30, 2005, Mr. Fontenot earned sales commissions of $1,517. The Company issued 5,140 shares of its restricted common stock to Mike Catala during the quarter ended June 30, 2005, for this bonus which was valued at $242. Additionally, for the quarter ended June 30, 2005, Mr. Catala earned sales commissions of $1,517. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc. For the three months ended June 30, 2005, Bannon earned $16,492.

Gross profit. The Company's gross profit increased by $42,888 from $551,842 during the three months ended June 30, 2004, to $594,730 during the three months ended June 30, 2005. Gross profit as a percentage of sales was 70% for the current year period and 68% for the prior year period. The increase in gross profit was attributable to the increase in revenue. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $86,776 from $600,339 during the three months ended June 30, 2004, to $687,115 during the three months ended June 30, 2005.

•
Payroll and related expenses increased from $438,055 during the three months ended June 30, 2004, to $455,154 during the three months ended June 30, 2005. The primary reason for the increase was due to an increase in the cost of healthcare benefits which was partially offset by a reduction in salaries due to fewer employees..

•
Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, increased from $69,320 during the three months ended June 30, 2004, to $81,049 during the three months ended June 30, 2005. The primary component of the increase was due incurring consulting fees from a former employee to perform various financial services.

•
Other expenses increased by $60,435 from $11,570 during the three months ended June 30, 2004 to $72,005 during the three months ended June 30, 2005. The Company incurred bad debt expenses of $25,369 and the settlement of a dispute of two sales personnel totaling $39,472.

•
As of June 30, 2005, the Company entered into a settlement agreement with Fontenot/Catala regarding several disputed accounts and to resolve certain other conflicts. To eliminate any future potential liability, other than those specifically agreed to in the settlement agreement, the Company issued to them 200,000 shares of the Company’s restricted common stock and agreed to certain cash payments, the net result of which resulted in a charge to earnings in the amount of $39,472, reflected in other expenses.

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

Net loss. The Company had a net loss for the three months ended June 30, 2005, of $143,128, or $0.01 per share (basic and diluted), compared with a net loss of $99,973, or $0.01 per share (basic and diluted), for the three months ended June 30, 2004.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the nine month periods ended June 30, 2005 and 2004:

	2005	2004
Net cash used in operating activities	$(4,382)	$(6,097)
Net cash used in investing activities	$(1,711)	$(702)
Net cash provided by financing activities	$--	$9,000

Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the three months ended June 30, 2005, was $4,382 compared with net cash used in operating activities of $6,097 for the three months ended June 30, 2004. This was a decrease of $1,715 when compared to the prior year period. The components of net cash used in operating activities for the 2005 period were a net loss of $143,128 and an increase in accounts receivable due to increased sales of $34,589. These uses of cash were partially offset by non-cash charges of $28,415 and other changes in current assets and liabilities. Net cash provided by financing activities for the three months ended June 30, 2004 was $9,000 due to the collection of a stock subscription receivable and there was no cash provided by financing activities during the quarter ended June 30, 2005..

Liquidity and capital resources. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At June 30, 2005, the Company had available cash in non-restrictive accounts of $60,731 and negative working capital of $131,837. As of June 30, 2005, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

For fiscal 2006, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000. As discussed above, the Company has $1,388,270 of note payable and accrued interest due in April 2007. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due, and as it does not expect to be able to retire these notes from its operating cash. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Shared Base Payment” (“SFAS123R”). This statement is a revision of SFAS Statement No. 123; “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R addresses all forms of shared based compensation (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ date of grant, based on the estimated number of awards that are expected to vest and will be reflected as a compensation cost in the historical financial statements. This statement is effective for all public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether SFAS No. 123R will have a significant impact on the Company’s overall results of operations or financial position.

Item 3. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II OTHER INFORMATION

Item 1. Legal Proceedings. - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2004, that were not registered under the Securities Act.

On June 30, 2005, under the terms of a written contract executed by the Company, the Company issued 5,140 shares of common stock to Mike Catala in consideration of marketing services valued at $247 pursuant to the exemption provided by Section 4(2) of the Securities Act.

On June 30, 2005, under the terms of a written contract executed by the Company, the Company issued 5,140 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $247 pursuant to the exemption provided by Section 4(2) of the Securities Act.

On June 30, 2005, the Company issued 200,000 shares of common stock to Messrs. Fontenot and Catala as settlement of a dispute valued at $9,600.

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

August 15, 2005         /s/ Larry K. Hinson
Larry K. Hinson
Chief Financial and Principal Accounting Officer
(Duly authorized officer)