Form 10QSB
period 2005-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2005-11-14
CIK 919606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

(713) 621-9424
(Issuer’s telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [_]

As of November 11, 2005, there were outstanding 15,239,884 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ROCKPORT HEALTHCARE GROUP, INC.
INDEX TO FORM 10-QSB
September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2005	2005
ASSETS	(Unaudited)
Current assets:
Cash	$4,999	$66,824
Accounts receivable, net of allowance of $25,000 and $22,000 at September 30 and March 31, 2005, respectively	702,044	727,743
Prepaid expenses	1,504	1,239
Total current assets	708,547	795,806
Property and equipment:
Office furniture and equipment	43,644	43,644
Computer equipment and software	130,199	118,987
Telephone equipment	15,844	15,844
	189,687	178,475
Less accumulated depreciation	(162,757)	(156,049)
Net property and equipment	26,930	22,426
Other assets:
Deposits	8,915	8,915
Intangible assets, net	387,500	412,500
	396,415	421,415
Total assets	$1,131,892	$1,239,647
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$372,393	$377,994
Due to directors, officers and employees	189,791	139,420
Other current liabilities	336,039	314,175
Total current liabilities	898,223	831,589
Long-term debt	1,412,487	1,364,900
Commitments and contingencies (Note 3)
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 50,000,000 shares authorized, 15,239,884 and 15,025,982 shares issued and outstanding at
September 30 and March 31, 2005, respectively	15,238	15,025
Additional paid-in capital	6,975,543	6,965,554
Accumulated deficit	(8,169,599)	(7,937,421)
Total shareholders’ deficit	(1,178,818)	(956,842)
Total liabilities and shareholders' deficit	$1,131,892	$1,239,647

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$759,255	$773,432	$1,607,839	$1,580,937
Cost of sales	223,011	257,913	476,865	513,576
Gross profit	536,244	515,519	1,130,974	1,067,361

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	410,379	424,644	865,533	862,699
Office administration	70,123	83,977	149,030	165,371
Professional services	79,125	40,828	160,174	110,148
Other	13,014	7,220	85,019	18,790
Total selling, general and administrative	572,641	556,669	1,259,756	1,157,008
Depreciation and amortization	16,386	17,526	31,708	35,018
Total operating expenses	589,027	574,195	1,291,464	1,192,026

Loss from operations	(52,783)	(58,676)	(160,490)	(124,665)
Interest, net	36,267	33,975	71,688	67,959
Net loss	$(89,050)	$(92,651)	$(232,178)	$(192,624)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	15,236,302	14,963,843	15,132,866	14,959,021

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED MARCH 31, 2005 AND SIX MONTHS ENDED SEPTEMBER 30, 2005

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balances, March 31, 2004	14,954,042	$14,954	$6,960,708	$(9,000)	$(7,640,688)	$(674,026)
Stock issued for services	71,940	71	4,846	--	--	4,917
Collection of stock subscription receivable	--	--	--	9,000	--	9,000
Net loss	--	--	--	--	(296,733)	(296,733)
Balances, March 31, 2005	15,025,982	15,025	6,965,554	--	(7,937,421)	(956,842)
Stock issued for services (unaudited)	13,902	13	589	--	--	602
Stock issued for settlement (unaudited)	200,000	200	9,400	--	--	9,600
Net loss (unaudited)	--	--	--	--	(232,178)	(232,178)
Balances, September 30, 2005 (unaudited)	15,239,884	$15,238	$6,975,543	$--	$(8,169,599)	$(1,178,818)

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(232,178)	$(192,624)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	6,708	10,018
Amortization	25,000	25,000
Bad debt expense	3,000	--
Issuance of stock for services	602	3,353
Issuance of stock for settlement	9,600	--
Changes in assets and liabilities:
Accounts receivable - trade	22,699	25,368
Prepaid expenses	(265)	(1,485)
Deposits	--	124
Accounts payable	(5,601)	48,102
Due to directors, officers and employees	50,371	41,142
Other current liabilities	69,451	44,437
Cash provided by (used in) operating activities	(50,613)	3,435

Cash flows from investing activities:
Purchase of fixed assets	(11,212)	(1,187)

Cash flows from financing activities:
Collection of stock subscription receivable	--	9,000
Net increase (decrease) in cash	(61,825)	11,248
Cash and cash equivalents, beginning of period	66,824	72,408
Cash and cash equivalents, end of period	$4,999	$83,656

Supplemental cash flow information:
Interest paid	$15,000	$15,000

Non-cash transactions:
Interest accrued on long-term debt	$47,587	$38,206

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1. Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the “Company” or “Rockport”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three and nine-month periods ended September 30, 2005 and 2004, and the cash flows for the six-month periods ended September 30, 2005 and 2004.

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

As of September 30, 2005, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

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

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss:
As reported	$(89,050)	$(92,651)	$(232,178)	$(192,624)
Stock based compensation under fair value method	--	(7,424)	--	(14,849)
Pro forma	$(89,050)	$(100,075)	$(232,178)	$(207,473)

Net loss per share - basic and diluted:
As reported	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Stock based compensation under fair value method	--	--	--	--
Pro forma	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5%; volatility of 200% and 199%, 2005 and 2004, respectively; no assumed dividend yield; and expected lives of four years.

Note 2. Notes Payable

Notes payable consisted of the following at:

	September 30, 2005	March 31, 2005
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

	765,000	765,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	219,994	172,407
Total notes payable	1,412,487	1,364,900
Less current maturities of long-term debt	--	--
Long-term debt	$1,412,487	$1,364,900

See Note 3 “Commitments and Contingencies” and Note 4 “Liquidity” for a discussion of financing provided by related parties.

Note 3. Commitments and Contingent Liabilities

The Company’s executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party. The Company’s lease on these premises covers 12,219 square feet and expired on June 30, 2005. The Company extended this lease until June 30, 2006 at a monthly rental of $15,274.

The Company leases an office in Florida with 1,037 square feet from a stockholder of the Company. The lease began August 1, 2003 and expires on July 31, 2005. The Company extended the lease to July 31, 2006 at a monthly rental of $1,383.

Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Twelve Months Ending September 30,
2006	$162,032
2007	9,771
2008	--
Total	$171,803

One of the Company’s subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the reverse merger.

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2005. During the six-month periods ended September, 2005 and 2004, Mr. Baldwin earned $39,000 in each period from this agreement. Per agreement with Mr. Baldwin, the amount earned under the engagement agreement is being accrued and not paid.

Note 4. Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of September 30, 2005, incentive stock options to purchase 486,700 shares exercisable at $.23 per share that vest over a three-year period had been granted and 120,000 non-qualified stock options exercisable at $.25 per share and immediately exercisable had been granted. Of this amount 444,466 stock options were exercisable as of September 30, 2005.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”). The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of September 30, 2005, incentive stock options to purchase 911,200 shares exercisable at prices ranging from $.19 to $.50 per share that vest over a three-year period were outstanding. Of this amount, 835,099 stock options were exercisable as of September 30, 2005. As of September 30, 2005, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were outstanding. A certain number of these options were to expire on December 7, 2004. The Company’s Board of Directors approved the extension of the expiration date on all stock options due to expire on December 7, 2004 to December 7, 2006.

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

Note 6. Significant Concentration

Two clients accounted for approximately 30.4% and 15.7% of sales for the six months ended September 30, 2005. No other clients represented more than 10% of sales of the Company for that period. The Company had two clients, each which had in excess of 10% of the Company’s accounts receivable balance at September 30, 2005. These two clients represented 43.1% and 11.5% of the Company’s accounts receivable balance.

Note 7. Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has a total deficit in shareholders’ equity of $1,178,818 as of September 30, 2005.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At September 30, 2005, the Company had available cash in non-restrictive accounts of $4,999 and negative working capital of $189,676. As of September 30, 2005, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

10% convertible notes. As of September 30, 2005, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company. The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004. On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2007 convertible at the rate of $.18 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2007 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2007 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2007 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2007 convertible at a price of $.20 per share.

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

As discussed above, the Company does have $1,412,487 in principal and accrued interest due in April 2007. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

      The Company’s cash in non-restrictive accounts has decreased to $4,999 at September 30, 2005. In addition at September 30, 2005, the Company has negative working capital of $189,676. Included in the working capital balance in the amount “Due to directors, officers and employees” is $156,000 of accrued legal fees to Mr. Baldwin, which he has verbally agreed to allow the Company to accrue his fees and not pay them at this time. The Company has $702,044 in accounts receivable at September 30, 2005, which it intends to collect and provide a portion of the cash required by the Company to meet its obligations over the next twelve months coupled with new clients it has signed contracts with and is implementing into its medical bill repricing software.  The Company does not anticipate any funding requirements for capital expenditures during the fiscal year ending March 31, 2006. The Company’s future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

There can be no assurances that management’s plans as described above can be accomplished.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of September 30, 2005, and the Company’s results of operations for the two periods ended September 30, 2005 and 2004, should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended March 31, 2005, previously filed with the Securities and Exchange Commission..

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia. As of September 30, 2005, the Company has in excess of 315,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

Intangible Assets

As of September 30, 2005, the Company had $387,500 of unamortized intangible assets resulting from the acquisition of the Protegrity network. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on the Company’s financial condition and results would be negatively affected.

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

Results of Operations

Six Months Ended September 30, 2005 to Six Months Ended September 30, 2004

The following table sets forth certain operating information regarding the Company for the six months ended September 30, 2005 and 2004.

	2005	2004
Revenue	$1,607,839	$1,580,937
Cost of sales	476,865	513,576
Gross profit	1,130,974	1,067,361
Selling, general and administrative expenses	1,259,756	1,157,008
Depreciation and amortization	31,708	35,018
Loss from operations	(160,490)	(124,665)
Interest, net	71,688	67,959
Net loss	$(232,178)	$(192,624)
Net loss per share - basic and diluted	$(0.02)	$(0.01)

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

Revenue for the six months ended September 30, 2005, was $1,607,839 which was $26,902, or 2%, greater than revenue for the six months ended September 30, 2004, of $1,580,937. The Company has added four new clients during the current year period which contributed $54,320 in revenue over the previous year period. Of the Company’s existing clients, who were clients during the prior year period, there were fourteen clients which increased the Company’s revenue over the prior year period by $263,484 due to increased access to the Company’s network and fourteen clients which decreased the Company’s revenue over the prior year period by $290,902 due to the loss of customers and decreased access to the Company’s network of healthcare providers.

With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the six months ended September 30, 2005. Those clients were, Fair Isaacs Corporation which contributed 30.4% of total revenue and Intracorp which contributed 15.7% of total revenue.

Cost of sales. The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales decreased by $36,711, from $513,576 during the six months ended September 30, 2004, to $476,865 during the six months ended September 30, 2005. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company’s cost of sales and decrease its gross margins. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Those fees for the six months ended September 30, 2005 amounted to $30,000, an increase of $1,876 over the prior year period and are included in sales commissions. Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the six months ended September 30, 2005, cost of sales were comprised of network access fees of $383,790, sales commissions of $61,432 and commission overwrites of $31,644.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc. For the six months ended September 30, 2005, Bannon earned $31,644.

Gross profit. The Company's gross profit increased by $63,613 from $1,067,361 during the six months ended September 30, 2004, to $1,130,974 during the six months ended September 30, 2005. Gross profit as a percentage of sales was 70% for the current year period and 68% for the prior year period. The increase in gross profit was attributable to the increase in revenue. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $102,748 from $1,157,008 during the six months ended September 30, 2004, to $1,259,756 during the six months ended September 30, 2005.

•
Payroll and related expenses increased from $862,699 during the six months ended September 30, 2004, to $865,533 during the six months ended September 30, 2005. The primary reason for the increase was due to an increase in the cost of healthcare benefits which was partially offset by a reduction in salaries due to fewer employees, one of which became a consultant as described in professional services described below.

•
Office administration expenses decreased from $165,371 during the six months ended September 30, 2004, to $149,030 for the six months ended September 30, 2005. The Company renegotiated the lease terms of its office lease and reduced its lease payment to $13,746 from $18,507 as long as the Company signs a new lease with the building. Should the Company not sign a new lease with the building, it will be obligated to pay $18,329 to the building owner.

•
Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, increased from $110,148 during the six months ended September 30, 2004, to $160,174 during the six months ended September 30, 2005. The primary component of the increase was due to incurring consulting fees from a former employee to perform various financial services and placement fees incurred in hiring replacement employees.

•
Other expenses increased by $66,229 from $18,790 during the six months ended September 30, 2004 to $85,019 during the six months ended September 30, 2005. The Company incurred bad debt expenses of $25,369 and the settlement of a dispute of two sales personnel totaling $39,472.

•
On June 30, 2005, the Company entered into a settlement agreement with Fontenot/Catala regarding several disputed accounts and to resolve certain other conflicts. To eliminate any future potential liability, other than those specifically agreed to in the settlement agreement, the Company issued to them 200,000 shares of the Company’s restricted common stock and agreed to certain cash payments, the net result of which resulted in a charge to earnings in the amount of $39,472, reflected in other expenses.

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

Net loss. The Company had a net loss for the six months ended September 30, 2005, of $232,178, or $0.02 per share (basic and diluted), compared with a net loss of $192,624, or $0.01 per share (basic and diluted), for the six months ended September 30, 2004.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the six month periods ended September 30, 2005 and 2004:

	2005	2004
Net cash provided by (used in) operating activities	$(50,613)	$3,435
Net cash used in investing activities	$(11,212)	$(1,187)
Net cash provided by financing activities	$--	$9,000

Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the six months ended September 30, 2005, was $50,613 compared with net cash provided by operating activities of $3,435 for the six months ended September 30, 2004. This was a decrease of $54,048 when compared to the prior year period. The components of net cash used in operating activities for the 2005 period were a net loss of $232,178 and a decrease in accounts payable of $5,601. These uses of cash were partially offset by non-cash charges of $44,910 and other changes in current assets and liabilities. Net cash used in investing activities for the six months ended September 30, 2004 was $11,212.

Liquidity and capital resources. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At September 30, 2005, the Company had available cash in non-restrictive accounts of $4,999 and negative working capital of $189,676. As of September 30, 2005, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

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

      The Company’s cash in non-restrictive accounts has decreased to $4,999 at September 30, 2005. In addition at September 30, 2005, the Company has negative working capital of $189,676. Included in the working capital balance in the amount “Due to directors, officers and employees” is $156,000 of accrued legal fees to Mr. Baldwin, which he has verbally agreed to allow the Company to accrue his fees and not pay them at this time. The Company has $702,044 in accounts receivable at September 30, 2005, which it intends to collect and provide a portion of the cash required by the Company to meet its obligations over the next twelve months coupled with new clients it has signed contracts with and is implementing into its medical bill repricing software.  The Company’s future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

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

Item 3. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings. - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2005, that were not registered under the Securities Act.

On September 30, 2005, under the terms of a written contract executed by the Company, the Company issued 1,811 shares of common stock to Mike Catala in consideration of marketing services valued at $54 pursuant to the exemption provided by Section 4(2) of the Securities Act.

On September 30, 2005, under the terms of a written contract executed by the Company, the Company issued 1,811 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $55 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

During the quarter ended September 30, 2005, the Company did not make any repurchases of its common stock.

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

November 14, 2005     /s/ Larry K. Hinson
Larry K. Hinson
Chief Financial and Principal Accounting Officer
(Duly authorized officer)