Form 10QSB
period 2005-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2006-02-15
CIK 919606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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

Yes [X] No [_]

As of February 13, 2006, there were outstanding 15,239,884 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ROCKPORT HEALTHCARE GROUP, INC.
INDEX TO FORM 10-QSB
December 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005
ASSETS	(Unaudited)
Current assets:
Cash	$55,672	$66,824
Accounts receivable, net of allowance of $25,000 and $22,000 at
December 31 and March 31, 2005, respectively	639,821	727,743
Prepaid expenses	1,880	1,239
Total current assets	697,373	795,806
Property and equipment:
Office furniture and equipment	43,838	43,644
Computer equipment and software	131,068	118,987
Telephone equipment	15,844	15,844
	190,750	178,475
Less accumulated depreciation	(166,163)	(156,049)
Net property and equipment	24,587	22,426
Other assets:
Deposits	8,915	8,915
Intangible assets, net	375,000	412,500
	383,915	421,415
Total assets	$1,105,875	$1,239,647
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$448,204	$377,994
Due to directors, officers and employees	210,428	139,420
Other current liabilities	302,526	314,175
Total current liabilities	961,158	831,589
Long-term debt	1,437,315	1,364,900
Commitments and contingencies (Note 3)
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued
Common stock, $.001 par value, 50,000,000 shares authorized, 15,239,884 and 15,025,982 shares issued and outstanding at
December 31 and March 31, 2005, respectively	15,238	15,025
Additional paid-in capital	6,975,543	6,965,554
Accumulated deficit	(8,283,379)	(7,937,421)
Total shareholders’ deficit	(1,292,598)	(956,842)
Total liabilities and shareholders' deficit	$1,105,875	$1,239,647

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenue	$693,410	$769,403	$2,300,080	$2,350,340
Cost of sales	202,830	237,261	679,695	750,837
Gross profit	490,580	532,142	1,620,385	1,599,503

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	415,729	425,489	1,318,441	1,288,188
Office administration	72,796	87,434	221,824	252,805
Professional services	47,579	32,796	171,442	142,944
Other	13,438	8,473	98,457	27,263
Total selling, general and administrative	549,542	554,192	1,810,164	1,711,200
Depreciation and amortization	15,906	17,510	47,614	52,528
Total operating expenses	565,448	571,702	1,857,778	1,763,728

Loss from operations	(74,868)	(39,560)	(237,393)	(164,225)
Interest, net	36,877	34,780	108,565	102,739
Net loss	$(111,745)	$(74,340)	$(345,958)	$(266,964)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	15,239,884	14,994,828	15,132,866	14,971,001

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED MARCH 31, 2005 AND NINE MONTHS ENDED DECEMBER 31, 2005

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balances, March 31, 2004	14,954,042	$14,954	$6,960,708	$(9,000)	$(7,640,688)	$(674,026)
Stock issued for services	71,940	71	4,846	--	--	4,917
Collection of stock subscription receivable	--	--	--	9,000	--	9,000
Net loss	--	--	--	--	(296,733)	(296,733)
Balances, March 31, 2005	15,025,982	15,025	6,965,554	--	(7,937,421)	(956,842)
Stock issued for services (unaudited)	13,902	13	589	--	--	602
Stock issued for settlement (unaudited)	200,000	200	9,400	--	--	9,600
Net loss (unaudited)	--	--	--	--	(345,958)	(345,958)
Balances, December 31, 2005 (unaudited)	15,239,884	$15,238	$6,975,543	$--	$(8,283,379)	$(1,292,598)

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(345,958)	$(266,964)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	10,114	15,028
Amortization	37,500	37,500
Bad debt expense	3,000	--
Issuance of stock for services	602	3,916
Issuance of stock for settlement	9,600	--
Changes in assets and liabilities:
Accounts receivable - trade	84,922	1,066
Prepaid expenses	(641)	(644)
Deposits	--	123
Accounts payable	70,210	20,232
Due to directors, officers and employees	71,008	60,904
Interest accrued on long-term debt	72,415	94,580
Other current liabilities	(11,649)	(11,816)
Cash provided by (used in) operating activities	1,123	(46,075)

Cash flows from investing activities:
Purchase of fixed assets	(12,275)	(1,187)

Cash flows from financing activities:
Collection of stock subscription receivable	--	9,000
Cash provided by financing activities	72,415	103,580
Net decrease in cash	(11,152)	(38,262)
Cash and cash equivalents, beginning of period	66,824	72,408
Cash and cash equivalents, end of period	$55,672	$34,146

Supplemental cash flow information:
Interest paid	$22,500	$22,500

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note 1. Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the “Company” or “Rockport”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2005, the results of operations for the three and nine-month periods ended December 31, 2005 and 2004, and the cash flows for the nine-month periods ended December 31, 2005 and 2004.

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

As of December 31, 2005, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997. Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997. RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations. RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites. RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company. Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited consolidated financial statements.

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

The Company applies the intrinsic value method in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the fair value method, the Company’s December 31, 2004 and 2005 net loss would have been changed to the pro forma amounts indicated below

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net loss:
As reported	$(111,745)	$(74,340)	$(345,958)	$(266,964)
Stock based compensation under fair value method	--	(16,924)	(47,389)	(31,773)
Pro forma	$(111,745)	$(91,264)	$(393,347)	$(298,737)

Net loss per share - basic and diluted:
As reported	$(0.01)	$0.00	$(0.02)	$(0.02)
Stock based compensation under fair value method	--	--	(0.01)	--
Pro forma	$(0.01)	$0.00	$(0.03)	$(0.02)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 1.5%; volatility of 217% and 200% for 2005 and 2004, respectively,, no assumed dividend yield; and expected lives of four years.

Note 2. Notes Payable

Notes payable consisted of the following at December 31, 2005 and March 31, 2005:

	December 31, 2005	March 31, 2005
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

	765,000	765,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	244,822	172,407
Total notes payable	1,437,315	1,364,900
Less current maturities of long-term debt	--	--
Long-term debt	$1,437,315	$1,364,900

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

The Company leases an office in Florida with 1,037 square feet from a shareholder of the Company. The lease began August 1, 2003 and expired on July 31, 2005. The Company extended the lease to July 31, 2006 at a monthly rental of $1,383.

Management expects that in the normal course of business, leases will be renewed or replaced by similar leases. Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Twelve Months Ending December 31,
2006	$111,771
2007	7,328
Thereafter	--
Total	$119,099

One of the Company’s subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock. The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the Company. These shares are owned by a director of the Company and were issued prior to the reverse merger.

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month. Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month. This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period. This agreement automatically renewed effective April 1, 2005. During the nine-month periods ended December 31, 2005 and 2004, Mr. Baldwin earned $58,500 in each period from this agreement. Per agreement with Mr. Baldwin, the amount earned under the engagement agreement is being accrued and not paid.

Note 4. Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was approved by the shareholders of the Company on October 9, 2002. The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2005, incentive stock options to purchase 486,700 shares exercisable at $.23 per share that vest over a three-year period had been granted and 120,000 non-qualified stock options exercisable at $.25 per share and immediately exercisable had been granted. Of this amount 606,700 stock options were exercisable as of December 31, 2005.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”). The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001. The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success. Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2005, incentive stock options to purchase 586,200 shares exercisable at prices ranging from $.19 to $.25 per share that vest over a three-year period were outstanding. Of this amount, 561,199 stock options were exercisable as of December 31, 2005. As of December 31, 2005, non-qualified stock options to purchase 50,000 shares exercisable at $.25 per share and immediately exercisable were outstanding. A certain number of these options were to expire on December 7, 2004. The Company’s Board of Directors approved the extension of the expiration date on all stock options due to expire on December 7, 2004 to December 7, 2006.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price. The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term. Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000. No warrants have been exercised as of December 31, 2005. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5. Related Party Transactions

See Note 2 “Notes Payable” for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 3 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 6. Significant Concentration

Two clients accounted for approximately 29.0% and 15.8% of sales for the nine months ended December 31, 2005. No other clients represented more than 10% of sales of the Company for that period. The Company had two clients, each which had in excess of 10% of the Company’s accounts receivable balance at December 31, 2005. These two clients represented 42.7% and 10.0% of the Company’s accounts receivable balance.

Note 7. Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern. The Company has a total deficit in shareholders’ equity of $1,292,598 as of December 31, 2005.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At December 31, 2005, the Company had available cash in non-restrictive accounts of $55,672 and negative working capital of $263,785. As of December 31, 2005, the Company had outstanding debt, excluding accrued interest, of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

10% convertible notes. As of December 31, 2005, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company. The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004. On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2007 convertible at the rate of $.18 per share. The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004. As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2007 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2007 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2007 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2007 convertible at a price of $.20 per share.

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

As discussed above, the Company does have $1,437,315 in principal and accrued interest due in April 2007. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

The Company’s cash in non-restrictive accounts has decreased to $55,672 at December 31, 2005. In addition at December 31, 2005, the Company has negative working capital of $263,785. Included in the working capital balance in the amount “Due to directors, officers and employees” is $175,500 of accrued legal fees to Mr. Baldwin, which he has verbally agreed to allow the Company to accrue his fees and not pay them at this time. The Company has $639,821 in accounts receivable at December 31, 2005, which it intends to collect and provide a portion of the cash required by the Company to meet its obligations over the next twelve months coupled with new clients it has signed contracts with and is implementing into its medical bill repricing software. The Company does not anticipate any funding requirements for capital expenditures during the fiscal year ending March 31, 2006. The Company’s future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

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

Intangible Assets

As of December 31, 2005, the Company had $375,000 of unamortized intangible assets resulting from the acquisition of the Protegrity network. Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization. The Company was acquiring healthcare provider agreements in order to expand the size of its network. This acquisition did not result in the acquisition of clients or revenue. This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset. The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share. If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity. Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years. However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on the Company’s financial condition and results would be negatively affected.

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

Results of Operations

Nine Months Ended December 31, 2005 to Nine Months Ended December 31, 2004

The following table sets forth certain operating information regarding the Company for the nine months ended December 31, 2005 and 2004.

	2005	2004
Revenue	$2,300,080	$2,350,340
Cost of sales	679,695	750,837
Gross profit	1,620,385	1,599,503
Selling, general and administrative expenses	1,810,164	1,711,200
Depreciation and amortization	47,614	52,528
Loss from operations	(237,393)	(164,225)
Interest, net	108,565	102,739
Net loss	$(345,958)	$(266,964)
Net loss per share - basic and diluted	$(0.02)	$(0.02)

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

Revenue for the nine months ended December 31, 2005, was $2,300,080 which was $50,260 less than revenue for the nine months ended December 31, 2004, of $2,350,340. The Company has added five new clients during the current year period which contributed $99,864 in revenue over the previous year period. Of the Company’s existing clients, who were clients during the prior year period, there were fifteen clients which increased the Company’s revenue over the prior year period by $304,472 due to increased access to the Company’s network and sixteen clients which decreased the Company’s revenue over the prior year period by $333,896 due to the loss of customers and decreased access to the Company’s network of healthcare providers. In addition, the Company lost two clients which resulted in a decrease of $73,729 in revenue when compared to the prior year period.

With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the nine months ended December 31, 2005. Those clients were Fair Isaacs Corporation, which contributed 29.0% of total revenue, and Intracorp, which contributed 15.8% of total revenue.

Cost of sales. The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites. Cost of sales decreased by $71,142, from $750,837 during the nine months ended December 31, 2004, to $679,695 during the nine months ended December 31, 2005. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company’s cost of sales and decrease its gross margins. The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Those fees for the nine months ended December 31, 2005 amounted to $45,000, an increase of $441 over the prior year period and are included in sales commissions. Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network. Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected. For the nine months ended December 31, 2005, cost of sales were comprised of network access fees of $542,977, sales commissions of $91,455 and commission overwrites of $45,263.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon. In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc. For the nine months ended December 31, 2005, Bannon earned $45,263.

Gross profit. The Company's gross profit increased by $20,882 from $1,599,503 during the nine months ended December 31, 2004, to $1,620,385 during the nine months ended December 31, 2005. Gross profit as a percentage of sales was 70% for the current year period and 68% for the prior year period. The increase in gross profit was attributable to the decrease in cost of sales. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $98,964, or 6%, from $1,711,200 during the nine months ended December 31, 2004, to $1,810,164 during the nine months ended Decedmber 31, 2005.

•
Payroll and related expenses increased from $1,288,188 during the nine months ended December 31, 2004, to $1,318,441 during the nine months ended December 31, 2005. The primary reason for the increase was due to an increase in the cost of healthcare benefits.

•
Office administration expenses decreased from $252,805 during the nine months ended December 31, 2004, to $221,824 for the nine months ended December 31, 2005. The Company renegotiated the lease terms of its office lease, extended the lease expiration date to June 30, 2006, and reduced its monthly lease payment to $13,746 from $18,507 as long as the Company signs a new lease with the building upon the expiration of its existing lease. Should the Company not sign a new lease with the building, it will be obligated to pay $18,329 to the building owner.

•
Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, increased from $142,944 during the nine months ended December 31, 2004, to $171,442 during the nine months ended December 31, 2005. The primary components of the increase were due to incurring consulting fees from a former employee to perform various financial services.

•
Other expenses increased by $71,194 from $27,263 during the nine months ended December 31, 2004 to $98,457 during the nine months ended December 31, 2005. The Company incurred bad debt expenses of $25,369 and the settlement of a dispute of two sales personnel totaling $39,472.

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

Net loss. The Company had a net loss for the nine months ended December 31, 2005, of $345,958, or $0.02 per share (basic and diluted), compared with a net loss of $266,964, or $0.02 per share (basic and diluted), for the nine months ended December 31, 2004.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the six month periods ended September 30, 2005 and 2004:

	2005	2004
Net cash provided by (used in) operating activities	$1,123	$(46,075)
Net cash used in investing activities	$(12,275)	$(1,187)
Net cash provided by financing activities	$--	$9,000

Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash provided by operating activities for the nine months ended December 31, 2005, was $1,123 compared with net cash used in operating activities of $46,075 for the nine months ended December 31, 2004. This was an increase of $47,198 when compared to the prior year period. The components of net cash used in operating activities for the 2005 period were a net loss of $345,958 and a decrease in other current liabilities of $11,648. These uses of cash were partially offset by non-cash charges of $50,614, collection of accounts receivable of $84,922 and increase in accounts payable, due to directors, officers and employees and interest accrued on long-term debt of $70,210, $71,008 and $72,415, respectively. Net cash used in investing activities for the nine months ended December 31, 2005 was $12,275. There was no cash provided by financing activities.

Liquidity and capital resources. The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock. At December 31, 2005, the Company had available cash in non-restrictive accounts of $55,672 and negative working capital of $263,785. As of December 31, 2005, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $200,000 in principal amount in the form of a 15% convertible note.

For fiscal 2006, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000. As discussed above, the Company has $1,437,315 of notes payable and accrued interest due in April 2007. The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due, and as it does not expect to be able to retire these notes from its operating cash. If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes. The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

The Company’s cash in non-restrictive accounts has decreased to $55,672 at December 31, 2005. In addition at December 31, 2005, the Company has negative working capital of $263,785. Included in the working capital balance in the amount “Due to directors, officers and employees” is $175,500 of accrued legal fees to Mr. Baldwin, which he has verbally agreed to allow the Company to accrue his fees and not pay them at this time. The Company has $639,821 in accounts receivable at December 31, 2005, which it intends to collect and provide a portion of the cash required by the Company to meet its obligations over the next twelve months coupled with new clients it has signed contracts with and is implementing into its medical bill repricing software. The Company’s future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

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

Item 3. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II OTHER INFORMATION

Item 1. Legal Proceedings. - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company had no sales of its securities for the quarter ended December 31, 2005.

During the quarter ended December 31, 2005, the Company did not make any repurchases of its common stock.

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

3.4	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 4.4 to Registrant’s Form S-8, dated October 24, 2002, SEC File No. 333-100732)
4.1	Specimen of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-KSB/A, dated June 29, 2000)
4.2	Three-year 10% Convertible Subordinated Unsecured Notes (incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-KSB, dated June 28, 2001)
31.1	Certification of Harry M. Neer, Chief Executive Officer
31.2	Certification of Larry K. Hinson, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT HEALTHCARE GROUP, INC.
(Registrant)

February 14, 2005             /s/ Larry K. Hinson
  Larry K. Hinson
  Principal Accounting and Financial Officer
     (Duly authorized officer)