Form 10KSB
period 2006-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2006-08-14
CIK 919606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

For the fiscal year ended March 31, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐  No ☒

Issuer’s revenues for the fiscal year ended March 31, 2006, were $3,067,560.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of July 13, 2006, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $231,579.

The Registrant’s common stock outstanding as of July 13, 2006, was 15,239,884.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Transitional Small Business Disclosure Format (Check One):  Yes ☐   No ☒

ROCKPORT HEALTHCARE GROUP, INC.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking” information.  The words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify such statement was made.  These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking information is based on various factors and is derived using numerous assumptions.  Important factors that may cause results to differ from projections include, for example:

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of March 31, 2006, the Company has in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

As of March 31, 2006, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc.  Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997.  Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997.  RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations.  RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites.  RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company.  Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.

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

The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks.  The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client.  Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”) which included certified networks in the states of Florida and Kentucky and providers in a variety of other states.  As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $500,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity.  The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States.  As of March 31, 2006, this purchase brought the total number of providers within the Company’s network to in excess of 300,000 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia.  The healthcare providers selected by the Company for its PPO network are selected on the basis of their clinical qualifications, type of specialty, location and their adherence to industry standards of care and service. The Company ensures that the healthcare providers are geographically appropriate and readily accessible.

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

Network Partner	Jurisdictional Coverage
Arizona Foundation	Arizona
CCO, Inc.	Missouri
Companion WorkPlace Health Network	Georgia
Consumer Health Network	New Jersey
Devon Health Services	Pennsylvania
First Choice Network	Mississippi
Health’s Finest Network	Illinois
Heritage Summit	Florida
IHP	Regional - multi-state
ppoNext West	Regional - multi-state
USAMCO – WIN	National – exclusive
Virginia Health Network	Virginia

The Company negotiates various fee reimbursements with its network partners, which are normally a percentage of the revenue the Company receives from its clients.  Due to the sharing nature of its agreements with its network partners, the margins the Company receives on its agreements with its network partners is lower than the margins the Company receives on its agreements within its own network, as it is not required to share its revenue.    Typically, the agreements the Company has with its network partners are short-term in nature, which is typical within the healthcare industry.  The initial term of the agreements are for a one-year period with automatic one-year renewals unless terminated by either party upon thirty days written notice prior to the anniversary date.  Either party may terminate the agreement for cause upon providing the other party 120 days prior written notice.  The Company intends to further develop its healthcare network in markets where it requires additional healthcare providers through the use of its in-house network development staff and by identifying additional network partners to complement the existing PPO network.

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

With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the fiscal year ended March 31, 2006.  Those clients were Intracorp, which contributed 15.2% of total revenue, and Fair Isaac Corporation (“Fair Isaac”) (formerly HNC Insurance Solutions, Inc.) that contributed 26.9% of total revenue.

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

The Company's management information systems (the "MIS") is a critical component in its operations because the information processed and derived through the MIS enables the Company to reprice discount rates for provider services and monitor and produce management utilization reports.  In addition, the MIS is critical to the timely, efficient processing and/or review of provider bills.  The Company maintains the rate data it has negotiated with its providers within its PPO bill repricing software.  The medical bills received from its clients are then matched against the rates maintained by the Company.  Once there is a match between the medical bill and one of the Company’s providers, a savings is generated.  It is this savings, which provides revenue to the Company, and savings to the Company’s clients.  The MIS also produces reports, which are utilized by the Company, its clients and providers to monitor costs associated with workers’ compensation.  The Company relies on a combination of trade secrets and confidentiality measures to establish and protect its proprietary rights to the MIS.  There can be no assurance, however, that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology.  In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have already developed products, which, to some extent, perform functions similar to those performed by the MIS.

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

Government Regulation

Under the current workers’ compensation system, individual laws in each of the 50 states and certain federal laws govern employer insurance or self-funded coverage.  Although the area of managed healthcare is heavily regulated, the Company is currently subject to any specific licensing requirements for the states of Florida and Kentucky only.  The various network providers that the Company contracts with are regulated, and the Company’s ability to utilize these networks is contingent on the continued eligibility of these network providers to provide services.  The failure of these providers to maintain their eligibility could adversely affect the Company’s breadth of providers.

The Company's activities are regulated principally at the state level, which means the Company may be required to comply with certain regulatory standards, which differ from state to state.  Although the laws affecting the Company's operations vary widely from state to state, these laws fall into four principal categories: (i) laws that require licensing, certification or other approval of businesses that provide managed healthcare services; (ii) laws regulating the operation of managed care provider networks; (iii) laws that restrict the methods and procedures that the Company may employ in its workers' compensation managed care programs; and (iv) proposed laws which, if adopted, would have as their objective the reform of the healthcare system as a whole.

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

Employees

As of June 26, 2006, the Company had 19 employees, with 17 employees located in Houston, Texas and two employees located in Florida.  All of the Company’s employees are full-time.  The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party.  The Company’s lease on these premises covers 12,219 square feet and expires on June 30, 2011. The Company’s monthly lease payment on its leased office space as of March 31, 2006 is $17,341. The Company re-negotiated the lease whereby the monthly payments are $13,746 from July 1, 2006 through June 30, 2007, $14,000 from July 1, 2007 through June 30, 2009 and $14,255 from July 1, 2009 through June 30, 2011.

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

	High	Low
Fiscal Year 2006
Quarter Ended March 31, 2006	$0.07	$0.02
Quarter Ended December 31, 2005	$0.06	$0.02
Quarter Ended September 30, 2005	$0.06	$0.02
Quarter Ended June 30, 2005	$0.05	$0.03

Fiscal Year 2005
Quarter Ended March 31, 2005	$0.06	$0.035
Quarter Ended December 31, 2004	$0.08	$0.035
Quarter Ended September 30, 2004	$0.14	$0.06
Quarter Ended June 30, 2004	$0.39	$0.14

As of July 13, 2006, there were approximately 1,024 stockholders of record of the Company's common stock.  The Company has neither declared nor paid any cash dividends to date.  The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal years ended March 31, 2006 and March 31, 2005 that were not registered under the Securities Act.

On September 30, 2005, under the terms of a written contract executed by the Company, the Company issued 1,811 shares of common stock to Mike Catala in consideration of marketing services valued at $54 pursuant to the exemption provided by Section 4(2) of the Securities Act.

On September 30, 2005, under the terms of a written contract executed by the Company, the Company issued 1,811 shares of common stock to Johnny Fontenot in consideration of marketing services valued at $54 pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

Officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above made all sales of the Company’s securities.  The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Purchase of Equity Securities

During the year ended March 31, 2006, the Company did not make any repurchases of its equity securities.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2006, and the Company’s results of operations for the years in the two-year period ended March 31, 2006 and 2005, should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this report.

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of March 31, 2006, the Company has in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

Intangible Assets

As of March 31, 2006, the Company had $362,500 of unamortized intangible assets resulting from the acquisition of the Protegrity network.  Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization.  The Company was acquiring healthcare provider agreements in order to expand the size of its network.  This acquisition did not result in the acquisition of clients or revenue.  This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset.  The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share.  If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity.  Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years.  However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on  the Company’s financial condition and results would be negatively affected.

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

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002.  The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position.  If the Company had adopted the fair value based method of accounting for stock-based employee compensation, it would have resulted in an additional $6,513 of compensation expense for the year ended March 31, 2006, and no affect in the Company’s basic and diluted earnings per share.

Results of Operations

Year Ended March 31, 2006 to Year Ended March 31, 2005

The following table sets forth certain operating information regarding the Company for the years ended March 31, 2006 and 2005:

	2006	2005
Revenue	$3,067,560	$3,166,825
Cost of sales	914,213	991,893
Gross profit	2,153,347	2,174,932
Selling, general and administrative expenses	2,397,551	2,264,244
Depreciation and amortization	63,581	70,073
Loss from operations	(307,785)	(159,385)
Interest, net	145,514	137,348
Net loss	$(453,299)	$(296,733)
Net loss per share – basic and diluted	$(0.03)	$(0.02)

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

The Company continues to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks.  The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client.  Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”) which included certified networks in the states of Florida and Kentucky and providers in a variety of other states.  As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $500,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years.  The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States.  This purchase brought the total number of providers within the Company’s network to in excess of 300,000 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia.  Costs associated with developing the Company’s networks are charged to expense when incurred and are included in selling, general and administrative expenses.

Revenue for the twelve months ended March 31, 2006, was $3,067,560, which was $99,265, or 3%, less than the revenue for the twelve months ended March 31, 2005, of $3,166,825.  The decrease in revenue was primarily attributable to several clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers. These losses were somewhat offset by adding new clients and stronger network utilization by other existing clients.

With respect to the source of the Company's revenue, the Company had two clients, each which provided more than 10% of the Company's revenue for the twelve months ended March 31, 2006.  Those clients were Fair Isaac Corporation which contributed 26.9% of total revenue and Intracorp which contributed 15.2% of total revenue.

Cost of sales.  The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites.  Cost of sales decreased by $77,680, or 7.8%, from $991,893 during the twelve months ended March 31, 2005, to $914,213 during the twelve months ended March 31, 2006. As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company’s cost of sales and decrease its gross margins.  The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri. Total fees incurred for the year ended March 31, 2006 for access to third party provider networks were $699,138 and sales commissions to non-employee sales personnel and commission overwrites totaled $215,075. Access fees to third party provider networks and commissions incurred for the year ended March 31, 2005 totaled $795,531 and $ 196,362, respectively. Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network.  Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected.

A marketing and sales agreement with two individuals provides for a quarterly sales commission bonus to be paid in restricted common stock of the Company.  Pursuant to this agreement, the Company issued a total of 213,902 shares of its restricted common stock to these two individuals during the year ended March 31, 2006, which was valued at $10,202. During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon.  In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc.  For the twelve months ended March 31, 2006, Bannon earned $62,614.

Gross profit.  The Company's gross profit decreased by $21,585 from $2,174,932 during the twelve months ended March 31, 2005, to $2,153,347 during the twelve months ended March 31, 2006.  Gross profit as a percentage of sales was 70.2% for the current year period and 68.7% for the prior year period.  The increase in gross profit was attributable to the decrease in access fees incurred to third party provider networks due to decreased utilization in those networks. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $133,307 from $2,264,244 during the twelve months ended March 31, 2005, to $2,397,551 during the twelve months ended March 31, 2006.

•

Payroll and related expenses increased from $1,703,170 during the twelve months ended March 31, 2005, to $1,765,558 during the twelve months ended March 31, 2006.  The primary reason for the increase was by the addition of an employee in client services, an additional employee in administration and a sales and marketing person to service accounts in the Southeastern United States.

•

Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, increased from $187,537 during the twelve months ended March 31, 2005, to $216,121 during the twelve months ended March 31, 2006.  The primary components of the increase were increases in consulting fees and investor relations’ costs.

•

Total office administration expenses decreased from $337,330 from March 31, 2005 to $285,165 for the year ended March 31, 2006. The primary reason for the $52,165 decrease in administration expenses were the decrease in the office rent which was re-negotiated to lower monthly lease payments.

•

Other expenses increased by $94,500 from $36,207 during the twelve months ended March 31, 2005, to $130,707 during the twelve months ended March 31, 2006. The Company incurred additional expenses in the amount of $39,471 in a settlement of a dispute with 2 of its outside marketing personnel and $50,369 in the write-off of certain receivables that were deemed uncollectible during the 2006 period.

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

Net loss.  The Company had a net loss for the twelve months ended March 31, 2006, of $453,299, or $0.03 per share (basic and diluted), compared with a net loss of $296,733, or $0.02 per share (basic and diluted), for the twelve months ended March 31, 2005.  As discussed above, the primary components, which resulted in the loss for the twelve months ended March 31, 2006, were a decrease in utilization of the Company’s provider network by the Company’s clients, the loss of selected clients and the loss of customers by some of the Company’s significant clients and an increase in operating expenses.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the twelve month periods ended March 31, 2006 and 2005:

	2006	2005
Net cash used in operating activities	$(54,321)	$(129,435)
Net cash used in investing activities	$(15,151)	$(2,287)
Net cash provided by financing activities	$91,779	$126,138

Changes in cash flow.  The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available.  Net cash used in operating activities for the twelve months ended March 31, 2006, was $54,321 compared with net cash used in operating activities of $129,435 for the twelve months ended March 31, 2005.  This was a decrease of $75,114 when compared to the prior year period. The components of net cash used in operating activities for the 2006 period were a net loss of $453,299 and an increase in accounts payable and an increase in other current liabilities of $112,010 and $53,702, respectively. Accounts receivable balances decreases by $64,464 due to collections exceeding new receivables. Amounts due to officers and directors increased $95,058. Net cash provided by financing activities was $91,779 which was comprised of the transfer of accrued interest on long-term debt from current liabilities of $97,315 offset by repayments on notes payable of $5,536.

Liquidity and capital resources.  The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At March 31, 2006, the Company had available cash in non-restrictive accounts of $89,131 and negative working capital of $338,671.  As of March 31, 2006, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $194,464 in principal amount in the form of a 15% convertible note.

10% convertible notes.  As of March 31, 2006, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company.  The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004.  On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2006 convertible at the rate of $.18 per share.  The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004.  As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2006 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share. During June 2005 the Company obtained an extension on the due date of these notes to April 2007.

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

15% convertible notes.  In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum.  Two officers of the Company personally guarantee the notes.  In March 2002, the Company renegotiated the terms of the notes, which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003.  The notes have been modified on three occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2007. The balance of these notes was $194,464 as of March 31, 2006.

For fiscal 2007, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000.  As discussed above, the Company has $1,186,957 and accrued interest due in April 2007.  The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due, and as it does not expect to be able to retire these notes from its operating cash.  If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes.  The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

Excluding these notes, management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations.  Consumers who are covered by such payors condition the Company’s future growth on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation.  The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

Off-Balance Sheet Arrangements

On July 7, 2003, the Company purchased the healthcare provider contracts from Protegrity services for 500,000 shares of the Company’s common stock.  The Company committed to repurchase the shares for $1.00 per share if Protegrity has not been able to realize this amount by July 2008.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity.  As the conditioned redemption of these shares is not within the control of the Company, the stock issuance has been reflected as Temporary Equity.

New Accounting Pronouncements

New Accounting Standards and Disclosures.  In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Shared Based Payment (“SFAS 123R”).  This statement is a revision of SFAS Statement No 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS 123R addresses all forms of shared based compensation (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.  This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period of the registrants’ first fiscal year that begins after December 15, 2005.  The Company is in the process of evaluating whether SFAS No. 123R will have a significant impact on the Company’s overall results of operations or financial position.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Rockport Healthcare Group, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Managements’ plans in regard to these matters are also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the financial statements, the Company restated its March 31, 2004 and 2005 balance sheets, respectively, to reflect 500,000 shares of redeemable common stock, which had previously been reported within stockholders’ equity, as temporary equity.

Hein & Associates LLP

Houston, Texas

June 23, 2006

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
ASSETS		(Restated See Note 2)
Current assets:
Cash	$89,131	$66,824
Accounts receivable, net of allowance of $50,000 and $22,000 at March 31, 2006 and 2005, respectively	663,279	727,743
Prepaid expenses	1,278	1,239
Total current assets	753,688	795,806
Property and equipment:
Office furniture and equipment	43,838	43,644
Computer equipment and software	133,944	118,987
Telephone equipment	15,844	15,844
	193,626	178,475
Less accumulated depreciation	(169,630)	(156,049)
Net property and equipment	23,996	22,426
Other assets:
Deposits	8,915	8,915
Intangible assets, net	362,500	412,500
	371,415	421,415
Total assets	$1,149,099	$1,239,647

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$--	$--
Accounts payable, trade	490,004	377,994
Due to directors, officers and employees	234,478	139,420
Other current liabilities	367,877	314,175
Total current liabilities	1,092,359	831,589
Long-term debt	1,456,679	1,364,900
Commitments and contingencies (Note 4)
Temporary equity:
Redeemable common stock, 500,000 shares issued and outstanding at March 31, 2006 and 2005, respectively	500,000	500,000
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 50,000,000 shares authorized, 14,739,884 and 14,525,982 shares issued and outstanding at March 31, 2006 and 2005, respectively	14,740	14,526
Additional paid-in capital	6,476,041	6,466,053
Stock subscription receivable	--	--
Accumulated deficit	(8,390,720)	(7,937,421)
Total shareholders’ deficit	(1,899,939)	(1,456,842)
Total liabilities and shareholders' deficit	$1,149,099	$1,239,647

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005

Revenue	$3,067,560	$3,166,825
Cost of sales	914,213	991,893
Gross profit	2,153,347	2,174,932

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,765,558	1,703,170
Office administration	285,165	337,330
Professional services	216,121	187,537
Other	130,707	36,207
Total selling, general and administrative expenses	2,397,551	2,264,244
Depreciation and amortization	63,581	70,073
Total operating expenses	2,461,132	2,334,317

Loss from operations	(307,785)	(159,385)
Interest, net	145,514	137,348
Net loss	$(453,299)	$(296,733)

Net loss per share:
Basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	15,186,229	15,006,199

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balances March 31, 2004 (Restated)	14,454,042	$14,455	$6,461,207	$(9,000)	$(7,640,688)	$(1,174,026)
Stock issued for services	71,940	71	4,846	--	--	4,917
Collection of stock subscription receivable	--	--	--	9,000	--	9,000
Net loss	--	--	--	--	(296,733)	(296,733)
Balances March 31, 2005 (Restated	14,525,982	$14,526	$6,466,053	$--	$(7,937,421)	$(1,456,842)
Stock issued for services	213,902	214	9,989	--	--	10,202
Net loss	--	--	--	--	(453,299)	(453,299)
Balances March 31, 2006	14,739,884	$14,740	$6,476,041	$--	$(8,390,720)	$(1,899,939)

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(453,299)	$(296,733)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	13,581	20,073
Amortization	50,000	50,000
Issuance of stock for services	10,202	4,917
Changes in assets and liabilities:
Accounts receivable – trade and other	64,464	(24,374)
Prepaid expenses and other	(39)	255
Accounts payable	112,010	66,729
Due to directors, officers and employees	95,058	74,398
Other current liabilities	53,702	(24,700)
Cash used in operating activities	(54,321)	(129,435)

Cash flows from investing activities:
Purchase of fixed assets	(15,151)	(2,410)
Deposits	--	123
Cash used in investing activities	(15,151)	(2,287)

Cash flows from financing activities:
Collection of stock subscription receivable	--	9,000
Interest accrued on long-term debt	97,315	12,138
(Repayment) proceeds from notes payable	(5,536)	105,000
Cash provided by financing activities	91,779	126,138
Net increase (decrease) in cash	22,307	(5,584)
Cash and cash equivalents, beginning of year	66,824	72,408
Cash and cash equivalents, end of year	$89,131	$66,824

Supplemental cash flow information:
Interest paid	$48,119	$30,000

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Note 2.

Restatement

The Company had originally reflected the 500,000 shares of redeemable common stock issued for the acquisition of certain healthcare provider contracts from Protegrity Services, Inc. within stockholders equity. However, as the conditional redemption of these shares is not within the control of the Company, stockholders' equity as previously reported as of the periods included below has been restated to reflect the $500,000 redemption value as Temporary Equity. ( See further discussion regarding the acquisition of the contracts at Note 3.g).

	As of		As of		As of
	September 30, 2003		December 31, 2003		March 31, 2004
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Temporary Equity	-	500,000	-	500,000	-	500,000
Stockholders' Equity	(301,758)	(801,758)	(407,724)	(907,724)	(674,026)	(1,174,026)

	As of		As of		As of		As of
	June 30, 2004		September 30, 2004		December 31, 2004		March 31, 2005
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Temporary Equity	-	500,000	-	500,000	-	500,000	-	500,000
Stockholders' Equity	(763,674)	(1,263,674)	(854,297)	(1,354,297)	(928,074)	(1,428,074)	(956,842)	(1,456,842)

	As of		As of		As of
	June 30, 2005		September 30, 2005		December 31, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Temporary Equity	-	500,000	-	500,000	-	500,000
Stockholders' Equity	(1,089,877)	(1,589,877)	(1,178,818)	(1,678,818)	(1,292,598)	(1,792,598)

Note 3.

Summary of Significant Accounting Policies

a)

Consolidation

As of March 31, 2006, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc.  Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997.  Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997.  RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations.  RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites.  RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company.  Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.  All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying audited consolidated financial statements.

b)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts.

c)

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed on the straight-line method over the estimated economic lives of the assets, which range from three to seven years.

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

g)

Provider Contracts

Healthcare provider contracts are contracts between a preferred provider organization (“PPO”) and physicians, hospitals and ancillary healthcare providers which, among other things, provide a discount to a client when an injured employee is treated by the healthcare provider.  The discounts the PPO network obtains from the healthcare providers are normally less than the maximum rate allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary allowables for work-related injuries and illnesses.  Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization.  The Company was acquiring healthcare provider agreements in order to expand the size of its network.  This acquisition did not result in the acquisition of clients or revenue.  This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset.  Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share  all of the remaining outstanding shares then owned by Protegrity.  As the conditioned redemption of these shares is not within the control of the Company, the stock issuance has been reflected as Temporary Equity.  In addition to the stock issuance, Protegrity obtained an earnout fee equal to a percentage of the Company’s gross revenue billed and collected in the states of Florida, Kentucky and Missouri for a period of five years following the effective date of the agreement.  The Company has not capitalized any additional amounts as a result of this earnout fee.  Accumulated amortization aggregated $137,500 at March 31, 2006 pursuant to this acquisition.  The remaining amortization for this intangible asset will be $50,000 per year through fiscal year 2013 and $12,500 in fiscal year 2014.

h)

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was equal to its net loss for the years ended March 31, 2006 and 2005.

i)

Revenue Recognition

Revenue is recognized when earned.  Revenue is earned at such time as the Company’s contractual discounts with its healthcare providers are applied to its clients’ medical bills, which produces a savings.  The Company’s revenue is a contractual percentage of the savings realized.  At the time the contractual discounts are applied, the revenue is realized and collection is reasonably assured.

j)

Loss Per Share

The Company computes net loss per share by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted net income per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company’s convertible debt.

During the year ended March 31, 2006, 1,568,900 stock options exercisable at prices ranging from $0.19 to $0.50 per share and 1,000,000 warrants exercisable at $0.345 per share were excluded from the calculation of diluted earnings per share as their exercise prices were below the average stock price for the year, and the Company’s net loss would make those items anti-dilutive.  At March 31, 2006, the Company had $959,464 principal amount of convertible debt and $269,722 of accrued interest on the convertible debt, which debt and interest is convertible into the Company’s common stock at prices ranging from $0.18 to $0.36 per share.  3,828,540 shares were excluded from diluted earnings per share calculation as their inclusion would be anti-dilutive.

At March 31, 2005, the closing bid and asked prices for the Company’s common stock were $0.035 and $0.05, respectively, and the fair market value of the Company’s common stock was deemed to be $0.04 per share.  During the year ended March 31, 2005, 1,568,900 stock options exercisable at prices ranging from $0.19 to $0.50 per share and 1,000,000 warrants exercisable at $0.345 per share were excluded from the calculation of diluted earnings per share as their exercise prices were below the then fair market value.  At March 31, 2005, the Company had $965,000 principal amount of convertible debt and $172,407 of accrued interest on the convertible debt, which debt and interest is convertible into the Company’s common stock at prices ranging from $0.18 to $0.36 per share.  3,828,540 shares were excluded from diluted earnings per share as their inclusion would be anti-dilutive.

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

The Company applies the intrinsic value method in accounting for its stock options.  Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates.  Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the fair value method, the Company’s March 31, 2006 and 2005, net loss would have been changed to the pro forma amounts indicated below.

	March 31, 2006	March 31, 2005
Net loss:
As reported	$(453,299)	$(296,733)
Deducts stock based compensation under fair value method	(6,513)	(98,804)
Pro forma net loss	$(459,812)	$(395,537)

Net loss per share – basic and diluted:
As reported	$(0.03)	$(0.02)
Stock based compensation under fair value method	(0.00)	(0.01)
Pro forma	$(0.03)	$(0.03)

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

n)

New Accounting Pronouncements

New Accounting Standards and Disclosures.  In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Shared Based Payment (“SFAS 123R”).  This statement is a revision of SFAS Statement No 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS 123R addresses all forms of shared based compensation (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.  This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period of the registrants’ first fiscal year that begins after December 15, 2005.  The Company is unable to determine whether SFAS No. 123R will have a significant impact on the Company’s overall results of operations or financial position as the amount of the future expense will be determine based on the amount of future equity awards and the assumptions used in the valuation model.  However, had SFAs 123R been followed in 2005 and 2004, the results would be similar to those shown in the proforma amounts in paragraph (k) above.

Note 4.

Notes Payable

Notes payable consisted of the following at:

	March 31, 2006	March 31, 2005

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

	$194,464	$200,000
Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004. During June 2005 the Company renegotiated the due date of the note which is now due April 1, 2007.	227,493	227,493

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

	765,000	765,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	269,722	172,407
Total notes payable	1,456,679	1,364,900
Less current maturities of long-term debt	--	--
Long-term debt	$1,456,679	$1,364,900

See Note 4 “Commitments and Contingencies” for a discussion of financing provided by related parties.

Note 5.

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

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  During the years ended March 31, 2006 and 2005, Mr. Baldwin earned $78,000 and $78,000, respectively, from this agreement.

Note 6.

Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”).  The shareholders of the Company approved the 2002 Plan on October 9, 2002.  The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  As of March 31, 2006, incentive stock options to purchase 486,700 shares exercisable at prices ranging from $0.19 to $0.23 per share that vest over a three-year period had been granted.  324,366 of these stock options were exercisable as of March 31, 2006.  As of March 31, 2006, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”).  The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001.  The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  As of March 31, 2006, incentive stock options to purchase 912,200 shares exercisable at prices ranging from $0.19 to $0.50 per share that vest over a three-year period were outstanding.  Of this amount, 827,767 stock options were exercisable as of March 31, 2006.  As of March 31, 2006, non-qualified stock options to purchase 50,000 shares exercisable at $0.25 per share and immediately exercisable were outstanding.  The Company’s board of directors extended the expiration date for all options originally expiring in December 2004 pursuant to the 2000 Plan to December 2006.

Stock option activity during the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 1, 2004	1,610,700	0.29
Granted	120,000	0.25
Exercised	--	--
Forfeited	(161,800)	0.25
Expired	--	--
Outstanding, March 31, 2005	1,568,900	$0.29
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, March 31, 2006	1,568,900	$0.29
Exercisable, March 31, 2006	--	--

As of March 31, 2006, the range of exercise prices was from $0.19 to $0.50 per share and the weighted average remaining contractual life of outstanding options was two years.  The weighted average grant date fair value of the options issued in 2005 and 2004 amounted to $0.22.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price.  The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term.  Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.  No warrants have been exercised as of March 31, 2006.  The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 7.

Related Party Transactions

See Note 3 “Notes Payable” for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 4 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 8.

Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities at March 31, 2006 and 2005, are as follows:

	2006	2005
Accrual to cash conversion	$38,151	$38,151
Net operating loss carryforwards	2,050,363	2,050,363
Valuation allowance	(2,088,515)	(2,088,515)
Net deferred tax asset	$--	$--

The increase in the valuation allowance during fiscal 2006 of $37,035 is the result of additional net tax losses incurred during the year.

As of March 31, 2006, the Company has net operating loss carryforwards of approximately $6,142,692 which begin to expire in 2015 through 2025.  Future utilization of the net operating loss carryforwards may be limited by changes in the ownership of the Company under section 382 of the Internal Revenue Code.

The difference between the actual income expense or benefit of zero for fiscal years 2006 and 2005 and the expected amount using the statutory income tax rate of 34% results from the 100% valuation allowance on the deferred tax assets at each year end.

Note 9.

Significant Concentration

Two clients accounted for approximately 26.9% and 15.2% of sales for the fiscal year ended March 31, 2006. No other clients represented more than 10% of sales of the Company for the fiscal year ended March 31, 2006.  These two clients represented 27.8% and 21.7%, respectively, of the Company’s accounts receivable balance at March 31, 2005.

Two clients accounted for approximately 27.8% and 21.7% of sales for the fiscal year ended March 31, 2005.  No other clients represented more than 10% of sales of the Company for the fiscal year ended March 31, 2005.  These two clients represented 53.7% and 6.5%, respectively, of the Company’s accounts receivable balance at March 31, 2005.

Note 10.

Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern.  The Company has suffered recurring losses from operations and its total liabilities exceed its total assets as of March 31, 2006.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At March 31, 2006, the Company had available cash in non-restrictive accounts of $89,131 and negative working capital of $338,671.  As of March 31, 2006, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $194,464 in principal amount in the form of a 15% convertible note.

10% convertible notes.  As of March 31, 2006, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company.  As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2006 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share. During June 2005 the Company obtained an extension on the due date of these notes to April 2007.

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

15% convertible notes.  In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum.  Two officers of the Company personally guarantee the notes.  In March 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003.  The notes have been modified on three occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2007. The balance of these notes was $194,464 as of March 31, 2006.

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

Excluding these notes, management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations.  The Company does not anticipate any funding requirements for capital expenditures during the fiscal year ending March 31, 2007.  Consumers who are covered by such payors condition the Company’s future growth on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation and ultimately achieving profitable operations.  The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

There can be no assurances that management’s plans as described above can be accomplished.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management.  Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

 None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVER OFFICERS OF REGISTRANT

The Company’s directors and executive officers are as follows:

Name	Age	Office Held

Harry M. Neer	66	Director, Chief Executive Officer, President,
Chief Financial Officer and Treasurer

Larry K. Hinson	60	Director and Treasurer

John K. Baldwin	72	Chairman of the Board

Eric H. Kolstad	45	Director

Gregory H. Neer	38	Sr. Vice President – Operations

Mark C. Neer	42	Sr. Vice President – Business Development

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

Larry K. Hinson.  Mr. Hinson was our Chief Financial Officer, Secretary, Treasurer and a director of Rockport from 1997 to February 28, 2006. On February 28, 2006, Mr. Hinson resigned his Chief Financial Officer and Treasurer positions. He remains the Company’s Secretary and a director. Mr. Hinson has a Bachelor of Business Administration degree with a major in accounting from the University of Texas.  Mr. Hinson has over 30 years’ experience as a CPA in a wide variety of industries, primarily in the insurance and healthcare industries.  He has served as Chief Financial Officer of USA Healthcare Network, Inc., Vice President and Treasurer of Reserve Life Insurance Company of Dallas, Texas, and was formerly with KPMG, LLP in Dallas and Austin, Texas.  From March 1989 to October 1994, Mr. Hinson was Vice Chairman and Chief Financial Officer of USA Health Holding Company and its subsidiaries and also served as President of USA Health Network Company.  From November 1994 to November 1997, Mr. Hinson provided consulting services to the healthcare industry.

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

Mark C. Neer.  Mr. Neer joined the Company in January 2000 as Vice President – Business Development which ended March 2001 and was promoted to Senior Vice President - Business Development effective as of April 2001.  Mr. Neer has a Bachelors degree in English Literature with a double minor in Business Administration and Psychology.  Mr. Neer has over thirteen years’ experience in physician practice management and healthcare consulting.  He served as Director of Regional Operations for CareSelect Group, Inc. from October 1996 to February 2000, a national physician practice management company.  Prior to CareSelect, Mr. Neer served as a principal and senior healthcare consultant for Tactical Integration, Inc. from June 1994 to October 1996, representing Baylor College of Medicine, OrNda Health Care Systems, Cigna Health Care, and Blue Cross/Blue Shield of Texas.  From 1988 to 1994, Mr. Neer served as the Administrator for a group of occupational medical clinics with responsibility for operating the facilities and developing the marketing programs.

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

The current members of the Company's audit committee are Mr. Kolstad, who is the committee chair, and Mr. Baldwin.  The Company's Board of Directors has determined that neither Messrs. Kolstad nor Baldwin qualifies as an "audit committee financial expert" as defined by the SEC in Item 401(e) of Regulation S-B.  However, the Company believes that each of the members of the Company's Board of Directors and the members of the Company's audit committee are collectively capable of analyzing and evaluating its financial statements and understanding internal controls and procedures for financial reporting.  In addition, the Company believes that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not currently warranted in its financial circumstances.  As the Company grows, the Board of Directors intends to reconsider the retention of a new director that would qualify as an "audit committee financial expert.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the Company’s named executive officers:

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)
Harry M. Neer (2) President, Chief Executive Officer, Chief Financial Officer and Treasurer	2006 2005 2004	$200,000 $200,000 $200,000	-- -- --	-- -- --	-- -- --
Larry K. Hinson (1) Secretary	2006 2005 2004	$165,000 $180,000 $180,000	-- -- --	-- -- --	-- -- --
Gregory H. Neer Senior Vice President – Operations	2006 2005 2004	$145,000 $145,000 $145,000	-- -- --	-- -- --	-- -- --
Mark C. Neer Senior Vice President – Business Development	2006 2005 2004	$150,000 $150,000 $150,000	-- -- --	-- -- --	-- -- --

(1) On February 28, 2006, Mr. Larry Hinson resigned as chief financial officer and treasurer of the Company. He retained his positions as a director and corporate secretary.

(2) Effective with Mr. Hinson’s resignation, Mr. Harry Neer became Treasurer.

(3) Effective August 1, Mr. Frank Abueg will serve as acting controller. He will be a part-time employee. Mr. Abueg graduated from Baptist University in Business Administration with a major in accounting.

Option Issuances

There were no individual grants of stock options made during the Company’s last fiscal year to its named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Harry M. Neer	--	--	150,000	--	--	--
Larry K. Hinson (1)	--	--	308,334	41,666	--	--
Gregory H. Neer	--	--	316,833	81,667	--	--
Mark C. Neer	--	--	283,333	81,667	--	--

 (1) Represents Mr. Hinson’s outstanding options as of March 31, 2006. His options expired unexercised on May 29, 2006 (90 days from the date of his resignation on February 28, 2006).

The fair market value of the Company’s common stock as of the end of the fiscal year ended March 31, 2006, was $0.03 per share.  Since the exercise prices of the options listed above range between $0.23 and $.50 per share, the options were not in-the-money as of the end of the Company’s fiscal year, and no value is set forth in the above table under Securities and Exchange Commission rules.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

The Company has entered into identical employment agreements with Messrs. Harry M. Neer and Larry K. Hinson. The employment agreements have one-year terms initially expiring December 31, 2001, which are automatically renewed for successive one-year periods, unless terminated by either party on three months notice, whereby each individual receives a fixed annual salary.  Effective October 1, 2002, the Company’s Board of Directors approved an increase of Mr. Neer’s annual salary to $200,000 per year and an increase of Mr. Hinson’s annual salary to $180,000 per year.  If the Company terminates the employment agreements without cause before the expiration of the agreements, the terminated executive will receive a lump-sum payment equal to one-half of his base annual salary.  Mr. Hinson resigned from his positions as Chief Financial Officer and Treasurer on February 28, 2006. His employment agreement was terminated upon his resignation and no compensation was paid under the terms of his employment agreement. There are no employment agreements with Gregory H. Neer or Mark C. Neer and their annual salaries are $145,000 and $150,000, respectively.

Compensation of Directors

Directors who are employees or consultants of the Company do not receive any compensation for serving as directors.  All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee thereof or otherwise incurred in their capacities as directors.

Mr. Baldwin has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  During the years ended March 31, 2006 and 2005, Mr. Baldwin earned $78,000 and $78,000, respectively, from this agreement.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 13, 2006, 15,239,884 shares of common stock were outstanding.  The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the Company’s directors and executive officers and (c) all current directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares
John K. Baldwin (2)	8,245,893	(2)	38.0%
Harry M. Neer	1,246,755	(3)	5.7%
Larry K. Hinson	266,637	(4)	1.2%
Eric H. Kolstad (5)	120,983		*
Gregory H. Neer	341,833	(6)	1.6%
Mark C. Neer	333,333	(7)	1.6%
All Executive Officers and Directors as a group (6 persons)	10,555,434	(8)	48.7%
Robert D. Johnson (10)	1,135,000	(9)	5.2%
George Bogle (11)	1,025,000	(10)	4.7%

*  Less than one percent

(1)

As of June 26, 2006, there were 15,239,884 shares of common stock outstanding.  This does not include any stock options or warrants which are currently exercisable or shares of common stock to be issued upon the conversion of principal and accrued interest of the Company’s convertible notes.

(2)

Mr. Baldwin’s business address is 901 Highland Avenue, Del Mar, California 92014.  Includes 3,828,540 shares of common stock underlying $765,000 principal amount of convertible notes and accrued interest of $269,721 as of March 31, 2006.

(3)

Includes options to purchase 150,000 shares of common stock at an exercise price of $0.25 per share, expiring December 7, 2004.

(4)

Direct ownership of which Mr. Hinson has complete voting control.

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

Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under its 2000 Long-Term Incentive Plan and 2002 Stock Option Plan as of March 31, 2006, which have been approved by the Company’s stockholders, and under compensation arrangements that were not approved by the Company’s stockholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Security Holders	1,568,900	$ 0.29	331,100
Equity Compensation Plans Not Approved by Security Holders	1,000,000 (1)	$0.345	--
Total	2,568,900	$ 0.31	331,100

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2006, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of a 8% note, and (c) $194,464 in principal amount in the form of a 15% convertible note.

10% convertible notes.  As of March 31, 2006, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company.  As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2006 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share. During June 2005 the Company obtained an extension on the due date of these notes to April 2007.

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

15% convertible notes.  In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum.  The notes are personally guaranteed by two officers of the Company.  In March 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003.  The notes have been modified on three occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2007. The balance of these notes was $194,464 as of March 31, 2006.

On November 29, 2001, the Company issued to Mr. George Bogle 25,000 shares of common stock in consideration of consulting services valued at $7,500.  On November 26, 2001, in conjunction with a consulting services agreement with Mr. Bogle, the Company issued warrants to purchase 1,000,000 shares of restricted common stock at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant, which was determined by the mean of the closing bid and asked price, and are immediately exercisable.  No warrants have been exercised as of March 31, 2006.

See “Item 10. Executive Compensation; Compensation of Directors” for a description of the Company’s engagement agreement with Mr. Baldwin.

PART IV

ITEM 13.  EXHIBITS

(a)

Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.

Description

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_____________________

(1)  Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended March 31, 2006, and for the reviews of the financial statements included in its quarterly reports on Form 10-QSB for that fiscal year were $43,388. Fees for these services for the year ended March 31, 2005 totaled $41,930.

Audit-Related Fees

Hein & Associates LLP did not render any audit-related fees, which represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees.

Tax Fees

Hein & Associates LLP did not receive any fees for tax compliance, tax advice or tax planning from the Company during the fiscal years ended March 31, 2006 and 2005.

All Other Fees

Other than the services described above under “Audit Fees” and “Tax Fees” for the fiscal year ended March 31, 2006 and 2005, Hein & Associates did not receive any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2006 and 2005 audit services provided by Hein & Associates were approved by the Audit Committee.  The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit Committee pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services.  During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the auditor.  Throughout the year, the Audit Committee reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ROCKPORT HEALTHCARE GROUP, INC.

By:  /s/ Harry M. Neer

Harry M. Neer, Chief Executive Officer,

Chief Financial Officer and Treasurer

Date: August 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John K. Baldwin	Chairman of the Board	August 14, 2006
John K. Baldwin

/s/ Harry M. Neer	President, Chief Executive Officer, Chief Executive Officer, Treasurer and Director	August 14, 2006
Harry M. Neer

/s/ Larry K. Hinson	Chief Financial Officer, Secretary and Director	August 14, 2006
Larry K. Hinson

/s/ Eric H. Kolstad	Director	August 14, 2006
Eric H. Kolstad

Exhibit Index

Exhibit No.

Description

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_____________________

(1)  Filed herewith

2.1