Form 10QSB
period 2006-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2006-08-21
CIK 919606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(713) 621-9424

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 16, 2006, there were outstanding 15,239,884 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

ROCKPORT HEALTHCARE GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
ASSETS	(Unaudited)
Current assets:
Cash	$90,113	$89,131
Accounts receivable, net of allowance of $75,000 and $50,000 at June 30, 2006 and March 31, 2006, respectively	584,792	663,279
Prepaid expenses	676	1,278
Total current assets	675,581	753,688
Property and equipment:
Office furniture and equipment	43,838	43,838
Computer equipment and software	133,944	133,944
Telephone equipment	15,844	15,844
	193,626	193,626
Less accumulated depreciation	(173,001)	(169,630)
Net property and equipment	20,625	23,996
Other assets:
Deposits	8,915	8,915
Intangible assets, net	350,000	362,500
	358,915	371,415
Total assets	$1,055,121	$1,149,099

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$1,451,072	$1,456,679
Accounts payable, trade	342,055	490,004
Due to directors, officers and employees	269,423	234,478
Other current liabilities	453,204	367,877
Total current liabilities	2,515,754	2,549,038
Commitments and contingencies (Note 4)
Temporary equity:
Redeemable common stock, 500,000 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	500,000	500,000
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 50,000,000 shares authorized, 14,739,884 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	14,740	14,740
Additional paid-in capital	6,502,666	6,476,041
Accumulated deficit	(8,478,039)	(8,390,720)
Total shareholders’ deficit	(1,960,633)	(1,899,939)
Total liabilities and shareholders' deficit	$1,055,121	$1,149,099

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2006	2005
Revenue	$704,907	$848,584
Cost of sales	198,292	253,854
Gross profit	506,615	594,730

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	351,295	455,154
Stock option expense	26,625	--
Office administration	67,798	78,907
Professional services	75,491	81,049
Other	33,804	72,005
Total selling, general and administrative expenses	555,013	687,115
Depreciation and amortization	15,871	15,322
Total operating expenses	570,884	702,437

Loss from operations	(64,269)	(107,707)
Interest, net	23,050	35,421
Net loss	$(87,319)	$(143,128)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	15,239,884	15,028,294

See accompanying notes to condensed consolidated financial statements.

 ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(87,319)	$(143,128)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,371	2,822
Amortization	12,500	12,500
Bad debt expense	25,000	3,000
Issuance of stock for services	--	493
Stock option expense	26,625	--
Stock issued in settlement	--	9,600
Changes in assets and liabilities:
Accounts receivable – trade and other	53,487	(34,589)
Prepaid expenses and other	601	869
Accounts payable	(147,949)	75,257
Due to directors, officers and employees	34,945	25,549
Other current liabilities	79,721	43,245
Cash used in operating activities	982	(4,382)

Cash flows from investing activities:
Purchase of fixed assets	--	(1,711)
Cash used in investing activities	--	(1,711)
Net increase (decrease) in cash	982	(6,093)
Cash and cash equivalents, beginning of year	89,131	66,824
Cash and cash equivalents, end of year	$90,113	$60,731

Supplemental cash flow information:
Stock option expense (non-cash)	$26,625	$--
Additional paid-in capital (non-cash)	$(26,625)	$--
Interest paid	$--	$7,500

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Note 1.

Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the “Company” or “Rockport”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three month periods ended June 30, 2006 and 2005, and the cash flows for the three-month periods ended June 30, 2006 and 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006, previously filed with the Securities and Exchange Commission.

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

The Company has contracts with healthcare providers and/or network partners in all fifty states and the District of Columbia.  The Company currently has in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

As of June 30, 2006, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc.  Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997.  Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997.  RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations.  RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites.  RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company.  Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.  All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited condensed consolidated financial statements.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes accounting for share-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

The Company adopted SFAS No. 123R on April 1, 2006, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently are modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 with modification for estimated forfeitures.

Stock-based Compensation Information under SFAS No. 123R

Upon adoption of SFAS No. 123R, the Company is continuing to use the Black-Scholes option-pricing model for valuation of share-based awards granted following April 1, 2006, but with future modifications for estimated vesting forfeiture rates applied. The Company decided that the Black-Scholes option-pricing model is an appropriate method for valuing employee grants due to the historical volatility of our stock price combined with vesting provisions for a majority of the stock option grants.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.

The Company recorded $26,625 in share-based compensation expense during the three months ended June 30, 2006.

Prior to adopting the provisions of SFAS No. 123R, the Company estimated its share-based employee compensation expense using the intrinsic value method of accounting in accordance with APB Opinion No. 25. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the options had no intrinsic value upon grant, and therefore no expense was recorded.

Note 2.

Notes Payable

Notes payable consisted of the following at:

	June 30, 2006	March 31, 2006

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

	$188,857	$194,464
Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004. During June 2005 the Company renegotiated the due date of the note which is now due April 1, 2007.	227,493	227,493

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

	765,000	765,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	269,722	269,722
Current portion of Long-term debt	$1,451,072	$1,456,679

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

Years Ending March 31,
2007	$13,746
2008	14,001
2009	14,001
Total	$41,748

One of the Company’s subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock.  The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the Company.  These shares are owned by a director of the Company and were issued prior to the reverse merger.

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  During the three months ended June 30, 2006 and 2005, Mr. Baldwin earned $19,500 and $19,500, respectively, from this agreement.

Note 4.

Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”).  The shareholders of the Company approved the 2002 Plan on October 9, 2002.  The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  As of June 30, 2006, incentive stock options to purchase 486,700 shares exercisable at prices ranging from $0.19 to $0.23 per share that vest over a three-year period had been granted.  324,366 of these stock options were exercisable as of June 30, 2006.  As of June 30, 2006, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”).  The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001.  The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  As of June 30, 2006, incentive stock options to purchase 912,200 shares exercisable at prices ranging from $0.19 to $0.50 per share that vest over a three-year period were outstanding.  Of this amount, 827,767 stock options were exercisable as of June 30, 2006.  As of June 30, 2006, non-qualified stock options to purchase 50,000 shares exercisable at $0.25 per share and immediately exercisable were outstanding.  The Company’s board of directors extended the expiration date for all options originally expiring in December 2004 pursuant to the 2000 Plan to December 2006.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price.  The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term.  Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.  No warrants have been exercised as of June 30, 2006.  The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5.

Related Party Transactions

See Note 2 “Notes Payable” for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 3 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 6.

Significant Concentration

Three clients accounted for approximately 15.9%, 12.9% and 11.0% of sales for the three months ended June 30, 2006.  No other clients represented more than 10% of sales of the Company for that period.  The Company had four clients, each which had in excess of 10% of the Company’s accounts receivable balance at June 30, 2006.  These four clients represented 28.7%, 21.3%, 13.0% and 10.8% of the Company’s accounts receivable balance.

Note 7.

Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern.  The Company has a total deficit in shareholders’ equity of $1,960,633 as of June 30, 2006.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At June 30, 2006, the Company had available cash in non-restrictive accounts of $90,113 and negative working capital of $1,840,173.  As of June 30, 2006, the Company had outstanding debt, excluding accrued interest, of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $188,857 in principal amount in the form of a 15% convertible note.

10% convertible notes.  As of June 30, 2006, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company.  The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004.  On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2007 convertible at the rate of $.18 per share.  The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004.  As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2007 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2007 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2007 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2007 convertible at a price of $.20 per share.

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

As discussed above, the Company does have $1,451,072 in principal and accrued interest due in April 2007.  The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due.  If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes.  The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

The Company’s cash in non-restrictive accounts has decreased to $90,113 at June 30, 2006. In addition at June 30, 2006, the Company has negative working capital of $1,840,173.  Included in the working capital balance in the amount “Due to directors, officers and employees” is $214,500 of accrued legal fees to Mr. Baldwin, which he has verbally agreed to allow the Company to accrue his fees and not pay them at this time.  The Company has $584,792 in net accounts receivable at June 30, 2006, which it intends to collect and provide a portion of the cash required by the Company to meet its obligations over the next twelve months coupled with new clients it has signed contracts with and is implementing into its medical bill repricing software.  The Company does not anticipate any funding requirements for capital expenditures during the fiscal year ending March 31, 2007.  The Company’s future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors.  The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

There can be no assurances that management’s plans as described above can be accomplished.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of June 30, 2006, and the Company’s results of operations for the three month periods ended June 30, 2006 and 2005, should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended March 31, 2006, previously filed with the Securities and Exchange Commission..

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of June 30, 2006, the Company has in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

Critical Accounting Policies

General

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities.  Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.  Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made.  The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended March 31, 2006).

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

Intangible Assets

As of June 30, 2006, the Company had $350,000 of unamortized intangible assets resulting from the acquisition of the Protegrity network.  Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization.  The Company was acquiring healthcare provider agreements in order to expand the size of its network.  This acquisition did not result in the acquisition of clients or revenue.  This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset.  The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share.  If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity.  Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years.  However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on  the Company’s financial condition and results would be negatively affected.

Accounting for Stock-Based Compensation

The Company adopted Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” on April 1, 2006, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently are modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 with modification for estimated forfeitures. The Company recorded $26,625 in share-based compensation expense during the three months ended June 30, 2006.

Results of Operations

Three Months Ended June 30, 2006 to Three Ended June 30, 2005

The following table sets forth certain operating information regarding the Company for the three months ended June 30, 2006 and 2005.

	2006	2005
Revenue	$704,907	$848,584
Cost of sales	198,292	253,854
Gross profit	506,615	594,730
Selling, general and administrative expenses	555,013	687,115
Depreciation and amortization	15,871	15,322
Loss from operations	(64,269)	(107,707)
Interest, net	23,050	35,421
Net loss	$(87,319)	$(143,128)
Net loss per share – basic and diluted	$(0.01)	$(0.01)

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

Revenue for the three months ended June 30, 2006, was $704,907 which was $143,677 less than revenue for the three months ended June 30, 2005, of $848,584. The decrease in revenue was primarily attributable to two clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers. These losses were somewhat offset by adding new clients and stronger network utilization by other existing clients.

With respect to the source of the Company's revenue, the Company had three clients, each which provided more than 10% of the Company's revenue for the three months ended June 30, 2006.  Those clients were Fair Isaacs Corporation, which contributed 15.9%,, Intracorp, which contributed 12.9% and Stratacare which contributed 11.0% of total revenue.

Cost of sales.  The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites.  Cost of sales decreased by $55,562, from $253,854 during the three months ended June 30, 2005, to $198,292 during the three months ended June 30, 2006.  As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company’s cost of sales and decrease its gross margins.  The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri.  Those fees for the three months ended June 30, 2006 amounted to $20,319, an increase of $5,319 over the prior year period and are included in sales commissions.  Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network.  Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected.  For the three months ended June 30, 2006, cost of sales were comprised of network access fees of $144,355 and sales commissions and commission overwrites of $53,936.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon.  In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc.  For the three months ended June 30, 2006, Bannon earned $19,217.

Gross profit.  The Company's gross profit decreased by $88,115 from $594,730 during the three months ended June 30, 2005, to $506,615 during the three months ended June 30, 2006.  Gross profit as a percentage of sales was 71.9% for the current year period and 70.1% for the prior year period.  The decrease in gross profit was attributable to the decrease in revenue caused by two clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $132,102, or 19.2%, from $687,115 during the three months ended June 30, 2005, to $555,013 during the three months ended June 30, 2006.

•

Payroll and related expenses decreased from $455,154 during the three months ended June 30, 2005, to $377,920 during the three months ended June 30, 2006.  The primary reason for the decrease was due to the resignation of a Company executive in February. The position has not been filled as of June 30, 2006. In addition, the Company incurred $26,625 in non-cash expense for stock options during the current quarter.

•

Office administration expenses decreased from $78,907 during the three months ended June 30, 2005, to $67,798 for the three months ended June 30, 2006. The primary reason for the $11,109 decrease in administration expenses were the decrease in the office rent which was re-negotiated to lower monthly lease payments.

•

Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, decreased from $81,049 during the three months ended June 30, 2005, to $75,491 during the three months ended June 30, 2006. The primary component of the decrease was less usage of consulting services.

•

Other expenses decreased by 38,201 from $72,005 during the three months ended June 30, 2005 to $33,804 during the three months ended June 30, 2006. The Company incurred expenses of $39,472 in the settlement of a dispute of two sales personnel during the prior year quarter.

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

Net loss.  The Company had a net loss for the three months ended June 30, 2006, of $87,319, or $0.006 per share (basic and diluted), compared with a net loss of $143,128, or $0.01 per share (basic and diluted), for the three months ended June 30, 2005.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the three month periods ended June 30, 2006 and 2005:

	2006	2005
Net cash provided by (used in) operating activities	$982	$(4,382)
Net cash used in investing activities	$--	$(1,711)
Net cash provided by financing activities	$--	$--

Changes in cash flow.  The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available.  Net cash provided by operating activities for the three months ended June 30, 2006, was $982 compared with net cash used in operating activities of $4,382 for the three months ended June 30, 2005.  This was an increase of $5,364 when compared to the prior year period.  The primary reasons for the net increase in cash flow from operations was the decrease in the loss form operations from $143,128 for the three months ended June 30, 2005 to $87,319 for the current three month period.

Liquidity and capital resources.  The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At June 30, 2006, the Company had available cash in non-restrictive accounts of $90,113 and negative working capital of $1,840,173. As of June 30, 2006, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $188,857 in principal amount in the form of a 15% convertible note.

For fiscal 2007, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000.  As discussed above, the Company has $1,451,072 of notes payable and accrued interest due in April 2007.  The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due, and as it does not expect to be able to retire these notes from its operating cash.  If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes.  The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

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

New Accounting Pronouncements

New Accounting Standards and Disclosures.  In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Shared Based Payment (“SFAS 123R”).  This statement is a revision of SFAS Statement No 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS 123R addresses all forms of shared based compensation (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.  This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period of the registrants’ first fiscal year that begins after December 15, 2005. The Company adopted SFAS No. 123R, “Share-Based Payment” on April 1, 2006.

Item 3.

Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management.  Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings. - None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company had no sales of its securities for the quarter ended June 30, 2006.

During the quarter ended June 30, 2006, the Company did not make any repurchases of its common stock.

Item 3.

Defaults Upon Senior Securities – None

Item 4.

Submission of Matters to a Vote of Security Holders - None

Item 5.

Other Information

On August 13, 2006, the Company’s board of directors approved a change in the Company’s independent accountants. The change in accountants was submitted to the SEC on Form 8-K filed on August 16, 2006.

The Company engaged Thomas Leger & Co., L.L.P. ("Thomas Leger") as the Company's independent accountants to audit the Company's consolidated financial statements for the year ending March 31, 2007. Hein & Associates LLP ("Hein"), who had been engaged as the Company's principal independent accountants since January 6, 2000 was dismissed on such date. Thomas Leger will also perform a review of the unaudited condensed quarterly financial statements to be included in the Company's quarterly reports on Form 10-QSB beginning with the June 30, 2006 Form 10-QSB.

During the two-year period ended March 31, 2006, and the subsequent interim period preceding such dismissal, the Company did not have any disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Item 6.

Exhibits

(a)

Exhibits.

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

ROCKPORT HEALTHCARE GROUP, INC.

(Registrant)

August 21, 2006	By: /s/ Harry M. Neer
Harry M. Neer, Chief Executive Officer,
Chief Financial Officer and Treasurer