Form 10QSB
period 2006-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2006-12-18
CIK 919606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 12, 2006, there were outstanding 15,239,884 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

ROCKPORT HEALTHCARE GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
ASSETS	(Unaudited)
Current assets:
Cash	$82,813	$89,131
Accounts receivable, net of allowance of $50,000 and $50,000 at September 30, 2006 and March 31, 2006, respectively	626,536	663,279
Prepaid expenses	-	1,278
Total current assets	709,349	753,688
Property and equipment:
Office furniture and equipment	43,838	43,838
Computer equipment and software	133,944	133,944
Telephone equipment	15,844	15,844
	193,626	193,626
Less accumulated depreciation	(176,372)	(169,630)
Net property and equipment	17,254	23,996
Other assets:
Deposits	8,915	8,915
Intangible assets, net	337,500	362,500
	346,415	371,415
Total assets	$1,073,018	$1,149,099

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$1,451,069	$1,456,679
Accounts payable, trade	193,743	490,004
Due to directors, officers and employees	281,494	234,478
Other current liabilities	614,697	367,877
Total current liabilities	2,541,003	2,549,038
Commitments and contingencies (Note 4)
Temporary equity:
Redeemable common stock, 500,000 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	500,000	500,000
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 14,739,884 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	14,740	14,740
Additional paid-in capital	6,528,666	6,476,041
Accumulated deficit	(8,511,391)	(8,390,720)
Total shareholders’ deficit	(1,967,985)	(1,899,939)
Total liabilities and shareholders' deficit	$1,073,018	$1,149,099

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$673,136	$759,255	$1,378,043	$1,607,839
Cost of sales	172,174	223,011	370,466	476,865
Gross profit	500,962	536,244	1,007,577	1,130,974

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	364,764	410,379	716,059	865,533
Stock option expense	26,000	-	52,625	-
Office administration	86,892	70,123	154,690	149,030
Professional services	34,187	79,125	109,678	160,174
Other expenses	(22,054)	13,014	11,750	85,019
Total operating expenses	489,798	572,641	1,044,802	1,259,756
Depreciation and amortization	15,871	16,386	31,742	31,708
Total operating expenses	505,660	589,027	1,076,544	1,291,464
			-
Income (loss) from operations	(4,698)	(52,783)	(68,967)	(160,490)
Interest, net	28,654	36,267	51,704	71,688
Net loss	$(33,352)	$(89,050)	$(120,671)	$(232,178)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	15,239,884	15,236,302	15,239,884	15,132,866

See accompanying notes to condensed consolidated financial statements.

 ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(120,671)	$(232,178)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,742	6,708
Amortization	25,000	25,000
Bad debt expense	-	3,000
Issuance of stock for services	-	602
Stock option expense	52,625	-
Stock issued in settlement	-	9,600
Changes in assets and liabilities:
Accounts receivable – trade and other	36,743	22,699
Prepaid expenses and other	1,278	(265)
Accounts payable	(296,261)	(5,601)
Due to directors, officers and employees	41,405	50,371
Other current liabilities	246,821	69,451
Cash used in operating activities	(6,318)	(50,613)

Cash flows from investing activities:
Purchase of fixed assets	-	(11,212)
Cash used in investing activities	-	(11,212)
Net decrease in cash	(6,318)	(61,825)
Cash and cash equivalents, beginning of year	89,131	66,824
Cash and cash equivalents, end of year	$82,813	$4,999

Supplemental cash flow information:
Stock option expense	$52,625	$-
Additional paid-in capital	$(52,625)	$-
Interest accrued on long-term debt	$-	$47,587
Interest paid	$-	$15,000

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

September 30, 2006

Note 1.

Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the “Company” or “Rockport”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, the results of operations for the six month periods ended September 30, 2006 and 2005, and the cash flows for the six-month periods ended September 30, 2006 and 2005.

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

As of September 30, 2006, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc.  Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997.  Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997.  RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations.  RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites.  RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company.  Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.  All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited condensed consolidated financial statements.

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

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.

The Company recorded $52,625 in share-based compensation expense during the six months ended September 30, 2006.

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

Note 2.

Notes Payable

Notes payable consisted of the following at:

	September 30, 2006	March 31, 2006

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

	$188,854	$194,464
Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004. During June 2005 the Company renegotiated the due date of the note which is now due April 1, 2007.	227,493	227,493

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

	765,000	765,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	269,722	269,722
Current portion of Long-term debt	$1,451,069	$1,456,679

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

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  During the six months ended September 30, 2006 and 2005, Mr. Baldwin earned $39,000 and $39,000, respectively, from this agreement.

Note 4.

Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”).  The shareholders of the Company approved the 2002 Plan on October 9, 2002.  The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  As of September 30, 2006, incentive stock options to purchase 486,700 shares exercisable at prices ranging from $0.19 to $0.23 per share that vest over a three-year period had been granted.  324,366 of these stock options were exercisable as of September 30, 2006.  As of September 30, 2006, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”).  The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001.  The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  As of September 30, 2006, incentive stock options to purchase 912,200 shares exercisable at prices ranging from $0.19 to $0.50 per share that vest over a three-year period were outstanding.  Of this amount, 827,767 stock options were exercisable as of September 30, 2006.  As of September 30, 2006, non-qualified stock options to purchase 50,000 shares exercisable at $0.25 per share and immediately exercisable were outstanding.  The Company’s board of directors extended the expiration date for all options originally expiring in December 2004 pursuant to the 2000 Plan to December 2006.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price.  The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term.  Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.  No warrants have been exercised as of September 30, 2006.  The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5.

Related Party Transactions

See Note 2 “Notes Payable” for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 3 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 6.

Significant Concentration

Five clients accounted for approximately 15.7%, 12.0%, 11.3%, 11.1% and 11.0% of sales for the six months ended September 30, 2006.  No other clients represented more than 10% of sales of the Company for that period.  The Company had three clients, each which had in excess of 10% of the Company’s accounts receivable balance at September 30, 2006.  These three clients represented 24.1%, 23.4% and 12.4% of the Company’s accounts receivable balance.

Note 7.

Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern.  The Company has a total deficit in shareholders’ equity of $1,967,985 as of September 30, 2006.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At September 30, 2006, the Company had available cash in non-restrictive accounts of $82,813 and negative working capital of $1,831,654.  As of September 30, 2006, the Company had outstanding debt, excluding accrued interest, of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $188,854 in principal amount in the form of a 15% convertible note.

10% convertible notes.  As of September 30, 2006, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company.  The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004.  On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2007 convertible at the rate of $.18 per share.  The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004.  As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2007 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2007 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2007 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2007 convertible at a price of $.20 per share.

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

As discussed above, the Company does have $1,451,069 in principal and accrued interest due in April 2007.  The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due.  If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes.  The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

The Company’s cash in non-restrictive accounts has decreased to $82,813 at September 30, 2006. In addition at September 30, 2006, the Company has negative working capital of $1,831,654.  Included in the working capital balance in the amount “Due to directors, officers and employees” is $234,000 of accrued legal fees to Mr. Baldwin, which he has verbally agreed to allow the Company to accrue his fees and not pay them at this time.  The Company has $626,536 in net accounts receivable at September 30, 2006, which it intends to collect and provide a portion of the cash required by the Company to meet its obligations over the next twelve months coupled with new clients it has signed contracts with and is implementing into its medical bill re-pricing software.  The Company does not anticipate any funding requirements for capital expenditures during the fiscal year ending March 31, 2007.  The Company’s future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

There can be no assurances that management’s plans as described above can be accomplished.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of September 30, 2006, and the Company’s results of operations for the six month periods ended September 30, 2006 and 2005, should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended March 31, 2006, previously filed with the Securities and Exchange Commission..

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

The Company’s mission to its clients and healthcare providers is to: (1) maintain, update and distribute accurate information on each and every healthcare provider that is directly contracted by the Company or is accessed through the Company’s network partners relationships; (2) demonstrate, educate and offer each client and their customer referral products and services that encourage, enable and guide their injured workers to the Company’s healthcare providers; and (3) provide clear, concise and accurate preferred provider organization (“PPO”) re-pricing information and assistance in facilitating payment to the contracted rates and provide resolution to reimbursement problems in a timely manner.

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of September 30, 2006, the Company has in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

Critical Accounting Policies

General

The Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited) contain information that is pertinent to this management’s discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.  Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made.  The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended March 31, 2006).

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

Intangible Assets

As of September 30, 2006, the Company had $337,500 of unamortized intangible assets resulting from the acquisition of the Protegrity network.  Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization.  The Company was acquiring healthcare provider agreements in order to expand the size of its network.  This acquisition did not result in the acquisition of clients or revenue.  This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset.  The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share.  If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity.  Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years.  However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on  the Company’s financial condition and results would be negatively affected.

Accounting for Stock-Based Compensation

The Company adopted Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” on April 1, 2006, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently are modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 with modification for estimated forfeitures. The Company recorded $52,625 in share-based compensation expense during the six months ended September 30, 2006.

Results of Operations

Six Months Ended September 30, 2006 to Six Months Ended September 30, 2005

The following table sets forth certain operating information regarding the Company for the six months ended September 30, 2006 and 2005.

	2006	2005
Revenue	$1,378,043	$1,607,839
Cost of sales	370,466	476,865
Gross profit	1,007,577	1,130,974
Selling, general and administrative expenses	1,044,802	1,259,756
Depreciation and amortization	31,742	31,708
Loss from operations	(68,967)	(160,490)
Interest, net	51,704	71,688
Net Loss	$(120,671)	$(232,178)
Net Loss per share – basic and diluted	$(0.01)	$(0.02)

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

Revenue for the six months ended September 30, 2006, was $1,378,043 which was $229,796 less than revenue for the six months ended September 30, 2005, of $1,607,839. The decrease in revenue was primarily attributable to two clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers. These losses were somewhat offset by adding new clients and stronger network utilization by other existing clients.

With respect to the source of the Company's revenue, the Company had five clients, each which provided more than 10% of the Company's revenue for the six months ended September 30, 2006.  Those clients were Fair Isaacs Corporation, which contributed 15.7%, MCMC LLC, which contributed 12.0%, Stratacare which contributed 11.3%, Intracorp which contributed 11.1% and Amerisys which contributed 11.0% of total revenue.

Cost of sales.  The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites.  Cost of sales decreased by $106,399, from $476,865 during the six months ended September 30, 2005, to $370,466 during the six months ended September 30, 2006.  As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company’s cost of sales and decrease its gross margins.  The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earnout fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri.  Those fees for the six months ended September 30, 2006 amounted to $40,638, an increase of $10,638 over the prior year period and are included in sales commissions.  Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network.  Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected.  For the six months ended September 30, 2006, cost of sales were comprised of network access fees of $262,411 and sales commissions and commission overwrites of $108,055.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon.  In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc.  For the six months ended September 30, 2006, Bannon earned $27,198.

Gross profit.  The Company's gross profit decreased by $123,397 from $1,130,974 during the six months ended September 30, 2005, to $1,007,577 during the six months ended September 30, 2006.  Gross profit as a percentage of sales was 73.1% for the current year period and 70.3% for the prior year period.  The decrease in gross profit was attributable to the decrease in revenue caused by two clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $214,954, or 17.1%, from $1,259,756 during the six months ended September 30, 2005, to $1,044,802 during the six months ended September 30, 2006.

•

Payroll and related expenses decreased from $865,533 during the six months ended September 30, 2005, to $716,059 during the six months ended September 30, 2006.  The primary reason for the decrease was due to the resignation of a Company executive in February 2006. The position has not been filled as of September 30, 2006. In addition, the Company incurred $52,625 in non-cash expense for stock options during the current six month period.

•

Office administration expenses increased from $149,030 during the six months ended September 30, 2005, to $154,690 for the six months ended September 30, 2006.

•

Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, decreased from $160,174 during the six months ended September 30, 2005, to $109,678 during the six months ended September 30, 2006. The primary component of the decrease was less usage of consulting services.

•

Other expenses decreased by $73,269 from $85,019 during the six months ended September 30, 2005 to $11,750 during the six months ended September 30, 2006. The Company incurred expenses of $39,472 in the settlement of a dispute with two sales personnel during the prior year period.

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

Net loss.  The Company had a net loss for the six months ended September 30, 2006, of $120,671, or $0.01 per share (basic and diluted), compared with a net loss of $232,178, or $0.02 per share (basic and diluted), for the six months ended September 30, 2005.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the six month periods ended September 30, 2006 and 2005:

	2006	2005
Net cash used in operating activities	$(6,318)	$(50,613)
Net cash used in investing activities	$--	$(11,212)
Net cash provided by financing activities	$--	$--

Changes in cash flow.  The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available.  Net cash used in operating activities for the six months ended September 30, 2006, was $6,318 compared with net cash used in operating activities of $50,613 for the six months ended September 30, 2005.  This was an increase of $44,295 when compared to the prior year period.  The primary reasons for the net increase in cash flow from operations was the decrease in the loss from operations from $232,178 for the six months ended September 30, 2005 to $120,671 for the current six month period.

Liquidity and capital resources.  The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At September 30, 2006, the Company had available cash in non-restrictive accounts of $82,813 and negative working capital of $1,831,654. As of September 30, 2006, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $188,854 in principal amount in the form of a 15% convertible note.

For fiscal 2007, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000.  As discussed above, the Company has $1,451,069 of notes payable and accrued interest due in April 2007.  The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due, and as it does not expect to be able to retire these notes from its operating cash.  If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes.  The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

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

Item 3.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings. - None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company had no sales of its securities for the quarter ended September 30, 2006.

During the quarter ended September 30, 2006, the Company did not make any repurchases of its common stock.

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

ROCKPORT HEALTHCARE GROUP, INC.

(Registrant)

December 18, 2006	By: /s/ Harry M. Neer
Harry M. Neer, Chief Executive Officer,
Chief Financial Officer and Treasurer