Form 10QSB
period 2006-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2007-02-13
CIK 919606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2007, there were outstanding 15,239,884 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

ROCKPORT HEALTHCARE GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
ASSETS	(Unaudited)
Current assets:
Cash	$186,720	$89,131
Accounts receivable, net of allowance of $50,000 and $50,000 at December 31, 2006 and March 31, 2006, respectively	748,000	663,279
Prepaid expenses	-	1,278
Total current assets	934,720	753,688
Property and equipment:
Office furniture and equipment	43,838	43,838
Computer equipment and software	133,944	133,944
Telephone equipment	15,844	15,844
	193,626	193,626
Less accumulated depreciation	(179,744)	(169,630)
Net property and equipment	13,882	23,996
Other assets:
Deposits	8,915	8,915
Intangible assets, net	325,000	362,500
	333,915	371,415
Total assets	$1,282,517	$1,149,099

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$1,451,066	$1,456,679
Accounts payable, trade	332,275	490,004
Due to directors, officers and employees	305,543	234,478
Other current liabilities	561,243	367,877
Total current liabilities	2,650,127	2,549,038
Commitments and contingencies (Note 4)
Temporary equity:
Redeemable common stock, 500,000 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	500,000	500,000
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 14,739,884 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	14,740	14,740
Additional paid-in capital	6,554,666	6,476,041
Accumulated deficit	(8,437,016)	(8,390,720)
Total shareholders’ deficit	(1,867,610)	(1,899,939)
Total liabilities and shareholders' deficit	$1,282,517	$1,149,099

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005

Revenue	$684,626	$693,410	$2,062,669	$2,300,080
Cost of sales	158,452	202,830	528,917	679,695
Gross profit	526,174	490,580	1,533,752	1,620,385

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	286,343	415,729	1,002,402	1,318,441
Stock option expense	26,000	-	78,625	-
Office administration	67,377	72,796	222,067	221,824
Professional services	20,502	47,579	130,180	171,442
Other expenses	7,052	13,438	18,802	98,457
Total operating expenses	407,274	549,542	1,452,076	1,810,164
Depreciation and amortization	15,871	15,906	47,614	47,614
Total operating expenses	423,145	565,448	1,499,690	1,857,778

Income (loss) from operations	103,029	(74,868)	34,062	(237,393)
Interest, net	28,654	36,877	80,358	108,565
Net income (loss)	$74,375	$(111,745)	$(46,296)	$(345,958)

Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	15,239,884	15,239,884	15,239,884	15,132,866

See accompanying notes to condensed consolidated financial statements.

 ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(46,296)	$(345,958)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	10,114	10,114
Amortization	37,500	37,500
Bad debt expense	-	3,000
Issuance of stock for services	-	602
Stock option expense	78,625	-
Stock issued in settlement	-	9,600
Changes in assets and liabilities:
Accounts receivable – trade and other	(84,721)	84,922
Prepaid expenses and other	1,278	(641)
Accounts payable	(157,729)	70,210
Due to directors, officers and employees	65,452	71,008
Interest accrued on long-term debt	-	72,415
Other current liabilities	193,366	(11,649)
Cash used in operating activities	97,589	1,123

Cash flows from investing activities:
Purchase of fixed assets	-	(12,275)
Cash used in investing activities	-	(12,275)

Net increase (decrease) in cash	97,589	(11,152)
Cash and cash equivalents, beginning of year	89,131	66,824
Cash and cash equivalents, end of year	$186,720	$55,672

Supplemental cash flow information:
Stock option expense	$78,625	$-
Additional paid-in capital	$(78,625)	$-
Interest accrued on long-term debt	$-	$47,587
Interest paid	$-	$15,000

See accompanying notes to condensed consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

December 31, 2006

Note 1.

Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of Rockport Healthcare Group, Inc. and Subsidiaries (the “Company” or “Rockport”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2006, the results of operations for nine month periods ended December 31, 2006 and 2005, and the cash flows for the nine-month periods ended December 31, 2006 and 2005.

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

As of December 31, 2006, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc.  Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997.  Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997.  RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations.  RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites.  RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company.  Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.  All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying unaudited condensed consolidated financial statements.

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

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.

The Company recorded $78,625 in share-based compensation expense during the nine months ended December 31, 2006.

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

Note 2.

Notes Payable

Notes payable consisted of the following at:

	December 31, 2006	March 31, 2006

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

	$188,851	$194,464
Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004. During June 2005 the Company renegotiated the due date of the note which is now due April 1, 2007.	227,493	227,493

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

	765,000	765,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	269,722	269,722
Current portion of Long-term debt	$1,451,066	$1,456,679

See Note 3 “Commitments and Contingencies” and Note 7 “Liquidity” for a discussion of financing provided by related parties.

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

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  During the nine months ended December 31, 2006 and 2005, Mr. Baldwin earned $58,500 and $58,500, respectively, from this agreement.

Note 4.

Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”).  The shareholders of the Company approved the 2002 Plan on October 9, 2002.  The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  As of December 31, 2006, incentive stock options to purchase 486,700 shares exercisable at prices ranging from $0.19 to $0.23 per share that vest over a three-year period had been granted.  324,366 of these stock options were exercisable as of December 31, 2006.  As of December 31, 2006, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”).  The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001.  The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  As of December 31, 2006, incentive stock options to purchase 912,200 shares exercisable at prices ranging from $0.19 to $0.50 per share that vest over a three-year period were outstanding.  Of this amount, 827,767 stock options were exercisable as of December 31, 2006.  As of December 31, 2006, non-qualified stock options to purchase 50,000 shares exercisable at $0.25 per share and immediately exercisable were outstanding.  The Company’s board of directors extended the expiration date for all options originally expiring in December 2004 pursuant to the 2000 Plan to December 2006.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price.  The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term.  Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.  No warrants have been exercised as of December 31, 2006.  The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5.

Related Party Transactions

See Note 2 “Notes Payable” for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 3 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 6.

Significant Concentration

Five clients accounted for approximately 17.9%, 12.1%, 11.5%, 10.7% and 10.2% of sales for the nine months ended December 31, 2006.  No other clients represented more than 10% of sales of the Company for that period.  The Company had two clients, each which had in excess of 10% of the Company’s accounts receivable balance at December 31, 2006.  These two clients represented 25.3% and 24.6% of the Company’s accounts receivable balance.

Note 7.

Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern.  The Company has a total deficit in shareholders’ equity of $1,867,610 as of December 31, 2006.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At December 31, 2006, the Company had available cash in non-restrictive accounts of $186,720 and negative working capital of $1,715,407.  As of December 31, 2006, the Company had outstanding debt, excluding accrued interest, of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $188,851 in principal amount in the form of a 15% convertible note.

10% convertible notes.  As of December 31, 2006, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company.  The Company had $100,000 in principal and $34,550 in interest due to an individual which was due October 31, 2004.  On November 1, 2004, the Company sold a new 10% convertible note to Mr. Baldwin in the amount of $135,000 due April 2007 convertible at the rate of $.18 per share.  The Company used the proceeds of the new 10% convertible note to retire the maturing note held by an individual which note was due October 31, 2004.  As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2007 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2007 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2007 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2007 convertible at a price of $.20 per share.

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

As discussed above, the Company does have $1,451,066 in principal and accrued interest due in April 2007.  The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due.  If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes.  The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

The Company’s cash in non-restrictive accounts has increased to $186,720 at December 31, 2006. In addition at December 31, 2006, the Company has negative working capital of $1,715,407.  Included in the working capital balance in the amount “Due to directors, officers and employees” is $253,500 of accrued legal fees to Mr. Baldwin, which he has verbally agreed to allow the Company to accrue his fees and not pay them at this time.  The Company has $748,000 in net accounts receivable at December 31, 2006, which it intends to collect and provide a portion of the cash required by the Company to meet its obligations over the next twelve months coupled with new clients it has signed contracts with and is implementing into its medical bill re-pricing software.  The Company does not anticipate any funding requirements for capital expenditures during the fiscal year ending March 31, 2007.  The Company’s future growth is conditioned on the Company signing more employers, insurers and others for access to its provider network and obtaining a greater participation by consumers who are covered by such payors. The Company will dedicate a significant portion of its cash flow from operations to the continuing development and marketing of its provider network.

There can be no assurances that management’s plans as described above can be accomplished.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of December 31, 2006, and the Company’s results of operations for the nine month periods ended December 31, 2006 and 2005, should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended March 31, 2006, previously filed with the Securities and Exchange Commission..

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of December 31, 2006, the Company has in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

Intangible Assets

As of December 31, 2006, the Company had $325,000 of unamortized intangible assets resulting from the acquisition of the Protegrity network.  Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization.  The Company was acquiring healthcare provider agreements in order to expand the size of its network.  This acquisition did not result in the acquisition of clients or revenue.  This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset.  The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share.  If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity.  Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years.  However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on  the Company’s financial condition and results would be negatively affected.

Accounting for Stock-Based Compensation

The Company adopted Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” on April 1, 2006, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently are modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 with modification for estimated forfeitures. The Company recorded $78,625 in share-based compensation expense during the nine months ended December 31, 2006.

Results of Operations

Nine Months Ended December 31, 2006 to Nine Months Ended December 31, 2005

The following table sets forth certain operating information regarding the Company for the nine months ended December 31, 2006 and 2005.

	2006	2005
Revenue	$2,062,669	$2,300,080
Cost of sales	528,917	679,695
Gross profit	1,533,752	1,620,385
Selling, general and administrative expenses	1,452,076	1,810,164
Depreciation and amortization	47,614	47,614
Income (loss) from operations	34,062	(237,393)
Interest, net	80,358	108,565
Net Loss	$(46,296)	$(345,958)
Net Loss per share – basic and diluted	$(0.00)	$(0.02)

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

Revenue for the nine months ended December 31, 2006, was $2,062,669 which was $237,411 less than revenue for the nine months ended December 31, 2005, of $2,300,080. The decrease in revenue was primarily attributable to two clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers. These losses were somewhat offset by adding new clients and stronger network utilization by other existing clients.

With respect to the source of the Company's revenue, the Company had five clients, each which provided more than 10% of the Company's revenue for the nine months ended December 30, 2006.  Those clients were Fair Isaacs Corporation, which contributed 17.9%, MCMC LLC, which contributed 12.1%, Stratacare which contributed 10.7%, Intracorp which contributed 10.2% and Amerisys which contributed 11.5% of total revenue.

Cost of sales.  The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites.  Cost of sales decreased by $150,778, from $679,695 during the nine months ended December 31, 2005, to $528,917 during the nine months ended December 31, 2006.  As the Company expands its business outside the State of Texas, to states where it does not have its own network, the Company will continue developing strategic network alliances and network access fees will increase, which will in turn increase the Company’s cost of sales and decrease its gross margins.  The purchase of the Protegrity network in Florida and Kentucky will allow the Company to increase its revenue in those states without a corresponding increase in network access fees, however, for a period of five years, Protegrity will receive an earn-out fee as a percentage of revenue received by the Company from the states of Florida, Kentucky and Missouri.  Those fees for the nine months ended December 31, 2006 amounted to $60,957, an increase of $15,957 over the prior year period and are included in sales commissions.  Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network.  Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected.  For the nine months ended December 31, 2006, cost of sales were comprised of network access fees of $376,033 and sales commissions and commission overwrites of $152,884.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon.  In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc.  For the nine months ended December 31, 2006, Bannon earned $39,966.

Gross profit.  The Company's gross profit decreased by $86,633 from $1,620,385 during the nine months ended December 31, 2005, to $1,533,752 during the nine months ended December 31, 2006.  Gross profit as a percentage of sales was 74.4% for the current year period and 70.4% for the prior year period.  The decrease in gross profit was attributable to the decrease in revenue caused by two clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers. The Company expects its gross profit as a percentage of sales will decrease as it expands its business outside the State of Texas and continues to incur access fees to third party networks, however, the Company believes having network partners is the most economical method of building a nationwide network.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $358,088, or 19.81%, from $1,810,164 during the nine months ended December 31, 2005, to $1,452,076 during the nine months ended December 31, 2006.

•

Payroll and related expenses decreased from $1,318,441 during the nine months ended December 31, to $1,002,402 during the nine months ended December 31, 2006.  The primary reason for the decrease was due to the resignation of a Company executive in February 2006. The position has not been filled as of December 31, 2006. In addition, the Company incurred $78,625 in non-cash expense for stock options during the current nine month period.

•

Office administration expenses increased from $221,824 during the nine months ended December 31, 2005, to $222,067 for the nine months ended December 31, 2006.

•

Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, decreased from $171,442 during the nine months ended December 31, 2005, to $130,180 during the nine months ended December 31, 2006. The primary component of the decrease was less usage of consulting services.

•

Other expenses decreased by $79,655 from $98,457 during the nine months ended December 31, 2005 to $18,802 during the nine months ended December 31, 2006. The Company incurred expenses of $39,472 in the settlement of a dispute with two sales personnel and bad debt expenses of $25,369 during the prior year period.

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

Net loss.  The Company had a net loss for the nine months ended December 31, of $46,296, or $0.00 per share (basic and diluted), compared with a net loss of $345,958, or $0.02 per share (basic and diluted), for the nine months ended December 31, 2005.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the nine month periods ended December 31, 2006 and 2005:

	2006	2005
Net cash provided (used) in operating activities	$97,589	$1,123
Net cash used in investing activities	$--	$(12,275)
Net cash provided by financing activities	$--	$--

Changes in cash flow.  The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available.  Net cash provided in operating activities for the nine months ended December 31, 2006, was $97,589 compared with net cash provided in operating activities of $1,123 for the nine months ended December 31, 2005.  This was an increase of $96,466 when compared to the prior year period.  The primary reasons for the net increase in cash flow from operations was the decrease in the loss from operations from $237,393 for the nine months ended December 31, 2005 to a net income from operations of $34,062 for the current nine month period. In addition, the company is vigorously attempting to control operating expenses.

Liquidity and capital resources.  The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At December 31, 2006, the Company had available cash in non-restrictive accounts of $186,720 and negative working capital of $1,715,407. As of December 31, 2006, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,493 in principal amount in the form of an 8% note, and (c) $188,851 in principal amount in the form of a 15% convertible note.

For fiscal 2007, the Company is projecting its monthly cash operating expenses, excluding network access fees, commissions and commission overwrites, to be approximately $200,000.  As discussed above, the Company has $1,451,066 of notes payable and accrued interest due in April 2007.  The Company is currently seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due, and as it does not expect to be able to retire these notes from its operating cash.  If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes.  The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

Item 1.

Legal Proceedings. - None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company had no sales of its securities for the quarter ended December 31, 2006.

During the quarter ended December 31, 2006, the Company did not make any repurchases of its common stock.

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

ROCKPORT HEALTHCARE GROUP, INC.

(Registrant)

February 13, 2007	By: /s/ Harry M. Neer
Harry M. Neer, Chief Executive Officer,
Chief Financial Officer and Treasurer