Form 10KSB
period 2007-03-31
ROCKPORT HEALTHCARE GROUP INC
filed 2007-08-09
CIK 919606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

For the fiscal year ended March 31, 2007

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

Issuer’s revenues for the fiscal year ended March 31, 2007, were $2,629,144.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of July 31, 2007, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $279,395.

The Registrant’s common stock outstanding as of July 31, 2007, was 19,823,936.

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

On May 16, 2007, our board of directors, unanimously approved the purchase and sale by and to Nexus Asset Acquisition Co., a Delaware corporation (“Nexus”), of 100% of the outstanding common stock of our wholly owned subsidiary Rockport Community Network, Inc., a Nevada corporation (“RCN”). Prior to the consummation of the Stock Purchase, we will transfer substantially all of the assets and certain liabilities relating to our healthcare management business, as a contribution to capital, to RCN.  As such, the consummation of the Stock Purchase may be deemed to result in the sale of substantially all of our assets to Nexus on the terms and subject to the conditions set forth in the Stock Purchase Agreement, dated May 16, 2007. In conjunction with the sale, our board of directors changed the name of Rockport Healthcare Group, Inc. to RPHL Acquisition Corp.

On July 2, 2007, we completed the sale pursuant to the Stock Purchase Agreement dated May 16, 2007.

Business Prior to Stock Purchase

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of March 31, 2007, the Company has in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

Stock Purchase Agreement

On May 16, 2007 our board of directors (the “Board of Directors” or “Board”), upon the recommendation of a special committee comprised entirely of independent directors and the receipt of a fairness opinion from our financial advisor declaring the proposed transaction fair from a financial point of view to our stockholders unanimously approved, adopted, ratified, and declared advisable to our stockholders, the purchase and sale (the “Stock Purchase”) by and to Nexus Asset Acquisition Co., a Delaware corporation (“Nexus”), of 100% of the outstanding common stock of our wholly owned subsidiary Rockport Community Network, Inc., a Nevada corporation (“RCN”).  Prior to the consummation of the Stock Purchase, we will transfer substantially all of the assets and certain liabilities relating to our healthcare management business, as a contribution to capital, to RCN.  As such, the consummation of the Stock Purchase may be deemed to result in the sale of substantially all of our assets to Nexus on the terms and subject to the conditions set forth in the Stock Purchase Agreement, dated May 16, 2007.

This transaction involves the sale or transfer of a significant portion of our assets, business and operations and could constitute a sale of substantially all of the property and assets of Rockport within the meaning of Section 271(a) of the General Corporation Law of the State of Delaware, which we refer to as the DGCL.  Because a transaction subject to Section 271(a) of the DGCL requires the approval of the holders of a majority of our outstanding stock entitled to vote thereon, under the terms of the Stock Purchase Agreement, the approval of our stockholders is required to complete the Stock Purchase.

On May 16, 2007, the stockholders of the Company, representing approximately 52% of the aggregate voting power of our common stock, par value $.001 per share (the “Common Stock”), entered into a voting agreement with Nexus, whereby they delivered to us a written consent in lieu of a special meeting of stockholders approving the Stock Purchase and the Stock Purchase Agreement in accordance with Section 228 of the DGCL.  Therefore, all required corporate approvals of the transaction have been obtained.

Because all trademarks, trade names and service marks used by the Company in connection with the healthcare management business are being contributed to RCN, the Company will amend its certificate of incorporation, as amended, pursuant to Section 242(a) of the DGCL to change its name to RPHL Acquisition Corp. On May 30, 2007, the Board of Directors adopted a resolution setting forth the proposed amendment and declared it advisable and in the best interests of the Company and its stockholders and recommended the proposed amendment for the approval of our stockholders.  Also on May 30, 2007, the holders of a majority of the aggregate voting power of our common stock delivered to us a written consent in lieu of a special meeting of stockholders approving the proposed amendment changing the name of the Company in accordance with Section 228 of the DGCL.

Reasons for the Stock Purchase

We have been funding our operations primarily through the borrowing of funds from one of our directors and from various outside sources.  As of May 16, 2007, we had approximately $1,450,000 of notes payable outstanding.  Of this amount, approximately $1,250,000 consisted of note payables due to Mr. John K. Baldwin, one of our directors, which notes are overdue. Based on our financial position and results of operations, we have not been able to raise additional funds through the issuance of debt or equity securities.  As such, we have been unable to make the required repayments of our debt obligations.

Due to our financial condition, along with other factors including our inability to raise additional debt or equity capital on terms we feel commercially reasonable, our Board of Directors, upon the advice and determination of a special committee, comprised entirely of independent directors, appointed to evaluate this transaction, and upon the receipt of a fairness opinion from our financial advisor declaring the proposed transaction fair from a financial point of view to our stockholders, deemed it advisable and in the best interests of our stockholders to enter into the Stock Purchase Agreement and to consummate the Stock Purchase.  We anticipate that a portion of the purchase price will be used to repay substantially all of our outstanding note payables and other outstanding known indebtedness and other known obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  After payment of the foregoing amounts, we intend to make a dividend to our stockholders of the remaining purchase price.  Accordingly, we have determined that the Stock Purchase is prudent at this time.

Purchase Price and Use of Proceeds

In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98.  In addition, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  There were no material relationships between Nexus and Rockport, or any of Rockport’s officers or directors.  Certain officers of Rockport have agreed to employment terms with an affiliate of Nexus upon closing of the Stock Purchase.

Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport presently expects that after payment of the foregoing amounts it will retain approximately $550,000 of the purchase price, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

Business after the Stock Purchase

We have not yet made any definitive determination about our future business plans since the Stock Purchase was consummated. Immediately following the consummation of the Stock Purchase, we have no operating business or source of revenues. Our Board of Directors is evaluating several possible options, including a possible transaction in which we sell or merge our “public” shell company to or with a private operating business whereby our stockholders would retain some ownership interest in the surviving public corporation. To date, we have not entered into any agreements with any parties to complete such a transaction, and, should our Board determine to pursue such a transaction, there is no assurance that we will be able to find a potential suitor on terms favorable to us, if at all.

Employees

As of March 31, 2007, the Company had 20 employees, with 17 employees located in Houston, Texas and three employees located in Florida.  All of the Company’s employees are full-time with the exception of one in Houston.  The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good. After the stock purchase, it is anticipated that a substantial number of the employees will continue in the employment of Nexus.

As of July 2, 2007, and pursuant to the terms of the Purchase Agreement, Gregory H. Neer and Mark C. Neer, the Sr. Vice President – Operations and Sr. Vice President – Business Development, respectively, resigned from their respective positions with Rockport and accepted employment with an affiliate of Nexus.

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

In conjunction with the stock purchase, the Company has negotiated the transfer of the aforementioned leases to Nexus.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

Approval of the Stock Purchase required approval by the holders of a majority of the aggregate voting power of the issued and outstanding shares of capital stock of Rockport. Our stockholders, holding a majority of the aggregate voting power of the issued and outstanding shares of capital stock of Rockport, on May 16, 2007, consented in writing to the Stock Purchase pursuant to the terms of the Stock Purchase Agreement.  This action by our stockholders was sufficient to obtain the stockholder vote necessary to approve the Stock Purchase without the approval of any other stockholder.

 On May 16, 2007, Nexus entered into a voting agreement with each of our directors. Our directors hold a majority of the aggregate voting power of the issued and outstanding shares of capital stock of Rockport. Pursuant to the voting agreement, each of our directors, solely in his capacity as a stockholder of the Company, agreed, among other things, to take certain actions in furtherance of the Stock Purchase, including causing the execution and delivery of a written consent in accordance with Section 228 of the DGCL, pursuant to which our stockholders consented to the adoption of the Stock Purchase Agreement and the approval of the Stock Purchase.

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

	High	Low
Fiscal Year 2007
Quarter Ended March 31, 2007	$0.04	$0.02
Quarter Ended December 31, 2006	$0.03	$0.02
Quarter Ended September 30, 2006	$0.06	$0.02
Quarter Ended June 30, 2006	$0.03	$0.02

Fiscal Year 2006
Quarter Ended March 31, 2006	$0.07	$0.02
Quarter Ended December 31, 2005	$0.06	$0.02
Quarter Ended September 30, 2005	$0.06	$0.02
Quarter Ended June 30, 2005	$0.05	$0.03

As of July 2, 2007, there were approximately 1,024 stockholders of record of the Company's common stock.  The Company has neither declared nor paid any cash dividends to date.  Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport presently expects that after payment of the foregoing amounts it will retain approximately $550,000 of the purchase price, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal years ended March 31, 2007, March 31, 2006 and through July 2, 2007 (the closing of the stock purchase agreement) that were not registered under the Securities Act.

On May 16, 2007, prior to the execution of the Voting Agreement, Stock Purchase Agreement, or written consent of stockholders discussed above, one of our directors, Mr. John K. Baldwin, agreed to convert certain convertible notes in the aggregate outstanding principal amount, together with accrued interest, of approximately $1 million held by Mr. Baldwin into 4,584,052 shares of our Common Stock in lieu of payment.

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

Purchase of Equity Securities

During the year ended March 31, 2007, the Company did not make any repurchases of its equity securities.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2007, and the Company’s results of operations for the years in the two-year period ended March 31, 2007 and 2006, should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Until July 2, 2007 Rockport Healthcare Group, Inc. (“Rockport” or the “Company”) was a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses.  Rockport offered access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport’s clients were property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

The Company contracted with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules, or if there is no state fee schedule, rates below usual and customary allowables for work-related injuries and illnesses.  The Company generated revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients.  The medical cost savings realized by its clients is the difference between the maximum rate allowed for workers’ compensation medical services in accordance with the state allowed fee schedules or usual and customary allowables and the discounted rates negotiated by the Company with its healthcare providers.

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of March 31, 2007, the Company has in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

On July 2, 2007, the Company completed the sale of substantially all of its assets including all of the aforementioned services to Nexus.

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

Intangible Assets

As of March 31, 2007, the Company had $312,500 of unamortized intangible assets resulting from the acquisition of the Protegrity network.  Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization.  The Company was acquiring healthcare provider agreements in order to expand the size of its network.  This acquisition did not result in the acquisition of clients or revenue.  This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset.  The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share.  If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity.  Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years.  However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on  the Company’s financial condition and results would be negatively affected. We are currently in negotiations with Protegrity and Holdings to agree that 1) upon consummation of the Stock Purchase we may redeem the 500,000 shares of Common Stock for $500,000; 2) the Company will pay to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) the Company has asked Protegrity to waive the remainder of the earnout fee.

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

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002.  The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position.

Results of Operations

Year Ended March 31, 2007 to Year Ended March 31, 2006

The following table sets forth certain operating information regarding the Company for the years ended March 31, 2007 and 2006:

	2007	2006
Revenue	$2,629,144	$3,067,560
Cost of sales	714,822	914,213
Gross profit	1,914,322	2,153,347
Selling, general and administrative expenses	1,959,174	2,397,551
Depreciation and amortization	63,485	63,581
Loss from operations	(108,337)	(307,785)
Write-down liabilities to fair market value	(168,515)	-
Interest, net	155,572	145,514
Income tax expense (benefit)	(174,760)	-
Net income (loss)	$79,366	$(453,299)
Net income (loss) per share – basic and diluted	$0.01	$(0.03)

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

During the fiscal year ended March 31, 2007, the Company continued to expand its PPO network in additional areas of the country in conjunction with the expansion of its client base, either through direct contracting with providers, through strategic network alliances with third party networks, which it refers to as network partners, or through purchases of networks.  The Company utilizes its own network development staff to enhance its PPO network and custom build in a market for a given client.  Effective July 7, 2003, the Company purchased the healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”) which included certified networks in the states of Florida and Kentucky and providers in a variety of other states.  As consideration for the purchase, the Company issued 500,000 shares of restricted common stock to Protegrity which it recorded as an intangible asset valued at $500,000 and granted Protegrity an earnout of a percentage of the revenue the Company receives in the states of Florida, Kentucky and Missouri over the next five years.  The Company intends to utilize this purchase to expand its sales and marketing strategies in those states and further strengthen its position in the southeastern United States. This purchase brought the total number of providers within the Company’s network to in excess of 300,000 physicians, hospitals and ancillary healthcare facilities in all 50 states and the District of Columbia.  Costs associated with developing the Company’s networks are charged to expense when incurred and are included in selling, general and administrative expenses.

Revenue for the twelve months ended March 31, 2007, was $2,629,144, which was $438,416 or 14.3%, less than the revenue for the twelve months ended March 31, 2006, of $3,067,560.  The decrease in revenue was primarily attributable to several clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers. These losses were somewhat offset by adding new clients and stronger network utilization by other existing clients.

With respect to the source of the Company's revenue, the Company had four clients, each which provided more than 10% of the Company's revenue for the year ended March 31, 2007.  Those clients were Fair Isaacs Corporation, which contributed 17.6%, MCMC LLC, which contributed 12.2%, Stratacare which contributed 11.1% and Amerisys which contributed 11.7% of total revenue.

Cost of sales.  The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites.  Cost of sales decreased by $199,391, or 21.8%, from $914,213 during the twelve months ended March 31, 2006, to $714,822 during the twelve months ended March 31, 2007. The primary reason for the decrease was the related to the decrease in revenues. Total fees incurred for the year ended March 31, 2007 for access to third party provider networks were $459,045 and sales commissions to non-employee sales personnel and commission overwrites totaled $255,777. Access fees to third party provider networks and commissions incurred for the year ended March 31, 2006 totaled $699,138 and $215,075, respectively. Fees incurred for access to third party provider networks are based on a percentage of the Company’s revenue from using such network.  Sales commissions and commission overwrites paid by the Company are based on a percentage of revenue billed and collected.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon.  In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc.  For the twelve months ended March 31, 2007, Bannon earned $49,528. On May 15, 2007, Bannon agreed with the Company and RCN to terminate the Overwrite Obligation upon consummation of the Stock Purchase in exchange for $180,000.

Gross profit.  The Company's gross profit decreased by $239,025 from $2,153,347 during the twelve months ended March 31, 2006, to $1,914,322 during the twelve months ended March 31, 2007.  Gross profit as a percentage of sales was 72.8% for the current year period and 70.2% for the prior year period.  The increase in gross profit was attributable to the decrease in access fees incurred to third party provider networks due to decreased utilization in those networks.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $438,377 from $2,397,551 during the twelve months ended March 31, 2006, to $1,959,174 during the twelve months ended March 31, 2007.

•

Payroll and related expenses decreased from $1,765,558 during the twelve months ended March 31, 2006, to $1,474,530 during the twelve months ended March 31, 2007.  The primary reason for the decrease was due to the resignation of a Company executive in February 2006. The position has not been filled as of March 31, 2007. In addition, the Company incurred $3,113 in non-cash expense for stock options during the current twelve month period.

•

Professional services, which are comprised of accounting and audit, legal, investor relations, consulting and other professional fees, decreased from $216,121 during the twelve months ended March 31, 2006, to $144,591 during the twelve months ended March 31, 2007. The primary component of the decrease was less usage of consulting services.

•

Total office administration expenses increased from $285,165 from March 31, 2006 to $288,423 for the year ended March 31, 2007.

Net loss.  The Company had a net income for the twelve months ended March 31, 2007, of $79,366, or $0.01 per share (basic and diluted), compared with a net loss of $453,299, or $0.03 per share (basic and diluted), for the twelve months ended March 31, 2006.  As discussed above, the primary components, which resulted in the loss for the twelve months ended March 31, 2006, were a decrease in utilization of the Company’s provider network by the Company’s clients, the loss of selected clients and the loss of customers by some of the Company’s significant clients and an increase in operating expenses.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the twelve month periods ended March 31, 2007 and 2006:

	2007	2006
Net cash used in operating activities	$(58,157)	$(54,321)
Net cash used in investing activities	$(649)	$(15,151)
Net cash provided by financing activities	$35,944	$91,779

Changes in cash flow.  The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available.  Net cash used in operating activities for the twelve months ended March 31, 2007, was $58,157 compared with net cash used in operating activities of $54,321 for the twelve months ended March 31, 2006. The primary reason for the decrease in negative cash flow from operations was the decrease in net loss for the current fiscal year and the increase in the deferred tax benefit.

Liquidity and capital resources.  The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At March 31, 2007, the Company had available cash in non-restrictive accounts of $66,269 and negative working capital of $157,413.

Due to our financial condition, debt repayment obligations, and the inability to continue our ongoing operations with our current cash flow, along with other factors including our inability to raise additional debt or equity capital on terms we feel commercially reasonable, our Board of Directors deemed it advisable and in the best interests of Rockport and our stockholders to enter into the Stock Purchase Agreement with Nexus Asset Acquisition Co.  On July 2, 2007 we completed the sale of our wholly owned subsidiary Rockport Community Network, Inc. to Nexus. The sale resulted in the sale of substantially all of Rockport’s assets. In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98. In addition, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport presently expects that after payment of the foregoing amounts it will retain approximately $550,000 of the purchase price, from which it intends to make a dividend to its stockholders.

As of July 2, 2007, we have no future sources of revenue to fund our operations. Our Board of Directors is evaluating several possible options, including a possible transaction in which we sell or merge our “public” shell company to or with a private operating business whereby our stockholders would retain some ownership interest in the surviving public corporation. To date, we have not entered into any agreements with any parties to complete such a transaction, and, should our Board determine to pursue such a transaction, there is no assurance that we will be able to find a potential suitor on terms favorable to us, if at all.

Off-Balance Sheet Arrangements

On July 7, 2003, the Company purchased the healthcare provider contracts from Protegrity services for 500,000 shares of the Company’s common stock.  The Company committed to repurchase the shares for $1.00 per share if Protegrity has not been able to realize this amount by July 2008.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity.  As the conditioned redemption of these shares is not within the control of the Company, the stock issuance has been reflected as Temporary Equity. We are currently in negotiations with Protegrity and Holdings to agree that 1) upon consummation of the Stock Purchase we may redeem the 500,000 shares of Common Stock for $500,000; 2) the Company will pay to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) the Company has asked Protegrity to waive the remainder of the earn-out fee.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. Currently, the Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006, and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Rockport Healthcare Group, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2007, and the related consolidated statement of operations, changes in shareholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2007 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Managements’ plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co., L.L.P.

Houston, Texas

July 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Rockport Healthcare Group, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2006, and the related consolidated statement of operations, changes in shareholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockport Healthcare Group, Inc. and Subsidiaries as of March 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Managements’ plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP

Houston, Texas

June 23, 2006

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
ASSETS
Current assets:
Cash	$66,269	$89,131
Accounts receivable, net of allowance of $50,000 at March 31, 2007 and 2006, respectively	633,554	663,279
Prepaid expenses	-	1,278
Deferred tax asset	174,760	-
Total current assets	874,583	753,688
Property and equipment:
Office furniture and equipment	43,838	43,838
Computer equipment and software	134,593	133,944
Telephone equipment	15,844	15,844
	194,275	193,626
Less accumulated depreciation	(183,114)	(169,630)
Net property and equipment	11,161	23,996
Other assets:
Deposits	8,915	8,915
Intangible assets, net	312,500	362,500
	321,415	371,415
Total assets	$1,207,159	$1,149,099

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$490,938	$490,004
Due to directors, officers and employees	302,593	234,478
Other current liabilities	238,465	367,877
Total current liabilities	1,031,996	1,092,359
Long-term debt	1,492,623	1,456,679
Commitments and contingencies (Note 4)
Temporary equity:
Redeemable common stock, 500,000 shares issued and outstanding at March 31, 2007 and 2005, respectively	500,000	500,000
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 50,000,000 shares authorized, 14,739,884 shares issued and outstanding at March 31, 2007 and 2006, respectively	14,740	14,740
Additional paid-in capital	6,479,154	6,476,041
Accumulated deficit	(8,311,354)	(8,390,720)
Total shareholders’ deficit	(1,817,460)	(1,899,939)
Total liabilities and shareholders' deficit	$1,207,159	$1,149,099

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Revenue	$2,629,144	$3,067,560
Cost of sales	714,822	914,213
Gross profit	1,914,322	2,153,347

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,474,530	1,765,558
Stock option expense	3,113	-
Office administration	288,423	285,165
Professional services	144,591	216,121
Other	48,517	130,707
Total selling, general and administrative expenses	1,959,174	2,397,551
Depreciation and amortization	63,485	63,581
Total operating expenses	2,022,659	2,461,132

Loss from operations	(108,337)	(307,785)
Write-down liabilities to fair market value	(168,515)	-
Interest, net	155,572	145,514
Net loss before income taxes	(95,394)	(453,299)
Income tax expense (benefit)	(174,760)	-
Net income (loss)	$79,366	$(453,299)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	15,239,884	15,186,229

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances March 31, 2005	14,525,982	$14,526	$6,466,053	$(7,937,421)	$(1,456,842)
Stock issued for services	213,902	214	9,989	--	10,202
Net loss	--	--	--	(453,299)	(453,299)
Balances March 31, 2006	14,739,884	$14,740	$6,476,041	$(8,390,720)	$(1,899,939)
Value of stock options	--	--	3,113	--	3,113
Net income	--	--	--	79,366	79,366
Balances March 31, 2007	14,739,884	$14,740	$6,479,154	$(8,311,354)	$(1,817,460)

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$79,366	$(453,299)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	13,485	13,581
Amortization	50,000	50,000
Liabilities write-down	(168,515)	--
Deferred tax asset	(174,760)	--
Value of stock options	3,113	--
Issuance of stock for services	--	10,202
Changes in assets and liabilities:
Accounts receivable – trade and other	29,724	64,464
Prepaid expenses and other	1,278	(39)
Accounts payable	934	112,010
Due to directors, officers and employees	68,115	95,058
Other current liabilities	39,103	53,702
Cash used in operating activities	(58,157)	(54,321)

Cash flows from investing activities:
Purchase of fixed assets	(649)	(15,151)
Cash used in investing activities	(649)	(15,151)

Cash flows from financing activities:
Interest accrued on long-term debt	--	97,315
(Repayment) proceeds from notes payable	35,944	(5,536)
Cash provided by financing activities	35,944	91,779
Net increase (decrease) in cash	(22,862)	22,307
Cash and cash equivalents, beginning of year	89,131	66,824
Cash and cash equivalents, end of year	$66,269	$89,131

Supplemental cash flow information:
Interest paid	$47,544	$48,119

See accompanying notes to consolidated financial statements.

ROCKPORT HEALTHCARE GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Note 2.

Summary of Significant Accounting Policies

a)

Consolidation

As of March 31, 2007, the Company has three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc.  Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997.  Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997.  RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations.  RCN prepares and issues invoices to the Company’s clients, collects accounts receivable and issues checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites.  RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company.  Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.  All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying audited consolidated financial statements.

b)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.

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

g)

Provider Contracts

Healthcare provider contracts are contracts between a preferred provider organization (“PPO”) and physicians, hospitals and ancillary healthcare providers which, among other things, provide a discount to a client when an injured employee is treated by the healthcare provider.  The discounts the PPO network obtains from the healthcare providers are normally less than the maximum rate allowed by applicable state fee schedules, or if there is no state fee schedule, at rates below usual and customary allowables for work-related injuries and illnesses.  Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization.  The Company was acquiring healthcare provider agreements in order to expand the size of its network.  This acquisition did not result in the acquisition of clients or revenue.  This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset.  Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share  all of the remaining outstanding shares then owned by Protegrity.  As the conditioned redemption of these shares is not within the control of the Company, the stock issuance has been reflected as Temporary Equity.  In addition to the stock issuance, Protegrity obtained an earnout fee equal to a percentage of the Company’s gross revenue billed and collected in the states of Florida, Kentucky and Missouri for a period of five years following the effective date of the agreement.  The Company has not capitalized any additional amounts as a result of this earnout fee.  Accumulated amortization aggregated $187,500 at March 31, 2007 pursuant to this acquisition.  The remaining amortization for this intangible asset will be $50,000 per year through fiscal year 2013 and $12,500 in fiscal year 2014.

h)

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was equal to its net loss for the years ended March 31, 2007 and 2006.

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

During the year ended March 31, 2007, 170,000 stock options exercisable at prices ranging from $0.19 to $0.33 per share and 1,000,000 warrants exercisable at $0.345 per share were excluded from the calculation of diluted earnings per share as their exercise prices were below the average stock price for the year, and the Company’s net loss would make those items anti-dilutive.  At March 31, 2007, the Company had $887,380 principal amount of convertible debt and $377,749 of accrued interest on the convertible debt, which debt and interest is convertible into the Company’s common stock at prices ranging from $0.18 to $0.36 per share. 3,828,540 shares were excluded from diluted earnings per share calculation as their inclusion would be anti-dilutive.

k)

Stock Compensation Plan

The Company maintains stock-based compensation plans described as follows:

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”).  The Shareholders of the Company approved the 2002 Plan on October 9, 2002.  The 2002 Plan provides for the granting of awards up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  As of March 31, 2007, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”).  The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001.  The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options.  The Company’s board of directors extended the expiration date for all options originally expiring in December 2004 pursuant to the 2000 Plan to December 2006.  As of March 31, 2007, non-qualified stock options to purchase a total of 50,000 shares, 25,000 shares exercisable at $0.19 per share and 25,000 shares exercisable at $0.33 per share and immediately exercisable were outstanding.

Prior to April 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.  Substantially no expense associated with employee stock options was recognized prior to April 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123(R)”), “Share-Based Payment” using the modified prospective transition method.  Under this transition method, compensation cost recognized on or after April 1, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 (R).  In accordance with this transition method, the Company’s financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123 (R).

During fiscal 2007, the Company recorded stock option compensation cost of $3,113.  Stock-based compensation expense on current year grants and all share-based payments granted prior to, but not yet vested as of April 1, 2007, are recorded on a straight-line basis over the vesting period directly to additional paid-in-capital. There were no stock options granted subsequent to March 31, 2006. There were 170,000 stock options outstanding at March 31, 2007. 1,398,900 stock options expired during the year ended March 31, 2007.

The following table shows what the Company’s net earnings and earnings per share would have been using the fair value based method under SFAS No. 123 for the year ended March 31, 2007:

Net income as reported	$79,366
Add: Stock-based employee compensation expense included in reported net income, net of taxes	3,113
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(3,113)

Pro forma net income	$79,366

Net income per share – basic and diluted:
As reported	$(0.01)
Pro forma in accordance with SFAS No. 123	$(0.01)

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

n)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. Currently, the Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006, and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

Note 3.

Notes Payable

Notes payable consisted of the following at:

	March 31, 2007	March 31, 2006

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

	$122,380	$194,464
Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004. During June 2005 the Company renegotiated the due date of the note which is now due April 1, 2007.	227,494	227,493

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

	765,000	765,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	377,749	269,722
Total notes payable	1,492,623	1,456,679
Less current maturities of long-term debt	--	--
Long-term debt	$1,492,623	$1,456,679

See Note 4 “Commitments and Contingencies” for a discussion of financing provided by related parties.

Note 4.

Commitments and Contingent Liabilities

One of the Company’s subsidiaries has assumed leases for office space and equipment under operating leases expiring at various dates through 2011.  Management expects that in the normal course of business, leases will be renewed or replaced by similar leases.  Effective July 2, 2007, the Company transferred all leases to Nexus Asset Acquisition Co. The following table reflects the Company’s lease obligations from March 31, 2007 through June 30, 2007:

Year Ended March 31,
2008	41,238
Total	$41,238

One of the Company’s subsidiaries, Rockport Group of Texas, Inc., has issued 1,000 shares of its 8%, cumulative, non-participating preferred stock.  The stock is redeemable at the option of the Company at $200 per share and is redeemable out of future cash flows of the Company.  These shares are owned by a director of the Company and were issued prior to the reverse merger.

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  During the years ended March 31, 2007 and 2006, Mr. Baldwin earned $58,500 and $78,000, respectively, from this agreement.

Note 5.

Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”).  The shareholders of the Company approved the 2002 Plan on October 9, 2002.  The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2007, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”).  The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001.  The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of March 31, 2007, non-qualified stock options to purchase a total of 50,000 shares, 25,000 shares exercisable at $0.19 per share and 25,000 shares exercisable at $0.33 per share and immediately exercisable were outstanding.

Stock option activity during the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 1, 2005	1,568,900	0.29
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, March 31, 2006	1,568,900	$0.29
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	1,398,900	--
Outstanding, March 31, 2007	170,000	$0.25
Exercisable, March 31, 2007	--	--

As of March 31, 2007, the range of exercise prices was from $0.19 to $0.33 per share and the weighted average remaining contractual life of outstanding options was two years.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price.  The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term.  Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.  No warrants have been exercised as of March 31, 2007.  The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 6.

Related Party Transactions

See Note 3 “Notes Payable” for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 4 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 7.

Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the year March 31, 2007.  The loss before taxes was $95,394 in 2007 and $453,299 in 2006.

	2007	2006
Income tax benefit computed at statutory rate	$(32,434)	$(154,122)
Accrual to cash conversion	12,723	30,530
Increase(decrease) in valuation allowance	(155,049)	123,592
Tax benefit	$(174,760)	$-

The Company will file a consolidated income tax return.

Deferred Income Taxes

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liability as of March 31, 2007 is set below.

	March 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$2,065,873	$2,046,162
Valuation allowance	(1,891,113)	(2,046,162)
Net deferred asset	$174,760	$-

At March 31, 2007, the Company has a net operating loss carryforward of approximately $6,076,098 which will begin to expire, if unused, beginning in 2015.  Future utilization of the net operating loss carryforwards will be limited by changes in the ownership of the Company under Section 382 of the Internal Revenue Code.  The Company estimates $5,038,000 of its net operating loss carryforward will be limited by Section 382.

Note 8.

Significant Concentration

Four clients accounted for approximately 17.6%, 12.2%, 11.7% and 11.1% of sales for the fiscal year ended March 31, 2007. No other clients represented more than 10% of sales of the Company for the fiscal year ended March 31, 2007.  These four clients represented 27.1%, 21.0%, 7.4% and 10.7%, respectively, of the Company’s accounts receivable balance at March 31, 2007.

Two clients accounted for approximately 26.9% and 15.2% of sales for the fiscal year ended March 31, 2006. No other clients represented more than 10% of sales of the Company for the fiscal year ended March 31, 2006.  These two clients represented 27.8% and 21.7%, respectively, of the Company’s accounts receivable balance at March 31, 2006.

Note 9.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that Rockport Healthcare Group, Inc. will continue as a going concern.  The Company has suffered recurring losses from operations and its total liabilities exceed its total assets as of March 31, 2007.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At March 31, 2007, the Company had available cash in non-restrictive accounts of $66,592 and negative working capital of $157,413.  As of March 31, 2007, the Company had outstanding debt of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,494 in principal amount in the form of an 8% note, and (c) $122,380 in principal amount in the form of a 15% convertible note.

10% convertible notes.  As of March 31, 2007, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company.  As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2006 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share. During June 2005 the Company obtained an extension on the due date of these notes to April 2007.

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

15% convertible notes.  In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum.  Two officers of the Company personally guarantee the notes.  In March 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003.  The notes have been modified on three occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2007. The balance of these notes was $122,380 as of March 31, 2007.

The Company has been seeking sources of financing to retire these notes, as it has no current means to pay the notes as they become due.  If the Company is unable to refinance these notes, it will be required to raise funds to retire the notes, or it will be in default of the notes.  The Company has no commitments for the needed funds to retire these notes, and the failure to raise such funds or refinance the notes could subject the Company to a claim by the note holders for repayment, which would materially adversely affect the Company’s financial condition.

Note 10.

 Subsequent Events

On July 2, 2007, Rockport Healthcare Group, Inc. completed the sale of its wholly owned subsidiary Rockport Community Network, Inc., a Nevada corporation pursuant to a Stock Purchase Agreement dated May 16, 2007 between Rockport and Nexus Asset Acquisition Co., a Delaware corporation (“Nexus”).  Rockport sold to Nexus 100% of the outstanding common stock of RCN (the “Stock Purchase”), which resulted in the sale of substantially all of Rockport’s assets.

In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98.  In addition, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  There were no material relationships between Nexus and Rockport, or any of Rockport’s officers or directors.  Certain officers of Rockport have agreed to employment terms with an affiliate of Nexus upon closing of the Stock Purchase.

Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport presently expects that after payment of the foregoing amounts it will retain approximately $550,000 of the purchase price, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On August 14, 2006, Rockport Healthcare Group, Inc. (the "Company") engaged Thomas Leger & Co., L.L.P. ("Thomas Leger") as the Company's independent accountants to audit the Company's consolidated financial statements for the year ending March 31, 2007. Hein & Associates LLP ("Hein"), who had been engaged as the Company's principal independent accountants since January 6, 2000 was dismissed on such date. Thomas Leger will also perform a review of the unaudited condensed quarterly financial statements to be included in the Company's quarterly reports on Form 10-QSB beginning with the June 30, 2006 Form 10-QSB.

(b) The decision to change the Company's independent accountants from Hein to Thomas Leger was made by the Company's Board of Directors.

(c) Hein's reports on the Company's consolidated financial statements during either of the two-year periods ended March 31, 2006 did not contain an adverse opinion or disclaimer opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of a going concern disclaimer in the report dated June 23, 2006.

(d) During the two-year period ended March 31, 2006, and the subsequent interim period preceding such dismissal, the Company did not have any disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

(e) During the two-year period ended March 31, 2006 and the subsequent interim period preceding such dismissal, there were no "reportable events" (as hereinafter defined) requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-B. As used herein, the term "reportable event" means any of the items listed in paragraphs (a)(1)(iv)(B)(1)-(3) of Item 304 of Regulation S-B.

(f) During the two-year period ended March 31, 2006 and the subsequent interim period prior to Thomas Leger's engagement, neither the Company nor anyone on its behalf consulted Thomas Leger regarding either the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Thomas Leger provided to the Company a written report or oral advice regarding such principles or audit opinion.

(g) The Company has requested that Hein furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter from Hein dated August 14, 2006 was filed as Exhibit 16 to Form 8-K filed on August 28, 2006.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended March 31, 2007, the Company's president/chief executive officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief executive officer concluded that our determined that our disclosure controls and procedures were ineffective as of March 31, 2007. The president/chief executive officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions. The Company did not maintain effective controls to ensure that there were adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of its subsidiaries, including the reconciliation of inter-company accounts and other expenses.

ITEM 8B.  OTHER INFORMATION

 None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVER OFFICERS OF REGISTRANT

As of July 2, 2007, the Company’s directors and executive officers are as follows:

Name	Age	Office Held

Harry M. Neer	67	Director, Chief Executive Officer, President,
Chief Financial Officer and Treasurer

John K. Baldwin	73	Chairman of the Board

Eric H. Kolstad	46	Director

Gregory H. Neer	39	Sr. Vice President – Operations

Mark C. Neer	43	Sr. Vice President – Business Development

Harry M. Neer.  Mr. Neer has been President, Chief Executive Officer and a director of Rockport since 1997. Mr. Neer has a Masters degree in Hospital Administration and his entire career has been in the healthcare delivery and managed healthcare industry.  Mr. Neer’s experience includes serving as President of USA Health Network, as Division Vice President of the Hospital Corporation of America and as President of the Presbyterian Hospital System in Oklahoma City, Oklahoma.  Prior to 1993, Mr. Neer was a consultant for USA Healthcare Network, Inc. and Columbia Hospital Systems.  From January 1993 to October 1994, Mr. Neer was President of USA Health Holding, a holding company for a group of managed healthcare companies.  From November 1994 to November 1997, Mr. Neer provided consulting services to the healthcare industry.  Mr. Neer is the father of Gregory H. Neer and Mark C. Neer. As a condition to closing, Harry Neer entered into an employment or consulting agreement with RCN or an affiliate of Nexus on terms reasonably satisfactory to Nexus.

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

Gregory H. Neer.  Mr. Neer joined the Company in May 1997 as Director of MIS which ended March 2001 and was promoted to Senior Vice President - Operations effective as of April 2001.  Mr. Neer’s responsibilities include the development and maintenance of the Company’s proprietary repricing software system.  Mr. Neer has in excess of seven years’ experience in information systems, sales and project management.  Through the past five years, Mr. Neer has improved and maximized companies’ resources through development of user-friendly interfaces including: Information System Consultant for Vauter Door Co. from August 1993 to January 1994, where he created and developed an interactive door manufacturing Windows’ based application while working closely with management and staffed employees to tailor the program to specific needs and Sales Engineer/Project Manager for Stewart & Stevenson Services from October 1994 to May 1997, where he created and integrated Microsoft Access applications to track, manage and analyze trends and the status of requests for quotes, business contracted and loss. As a condition to closing, Gregory Neer entered into an employment or consulting agreement with RCN or an affiliate of Nexus on terms reasonably satisfactory to Nexus.

Mark C. Neer.  Mr. Neer joined the Company in January 2000 as Vice President – Business Development which ended March 2001 and was promoted to Senior Vice President - Business Development effective as of April 2001.  Mr. Neer has a Bachelors degree in English Literature with a double minor in Business Administration and Psychology.  Mr. Neer has over thirteen years’ experience in physician practice management and healthcare consulting.  He served as Director of Regional Operations for CareSelect Group, Inc. from October 1996 to February 2000, a national physician practice management company.  Prior to CareSelect, Mr. Neer served as a principal and senior healthcare consultant for Tactical Integration, Inc. from June 1994 to October 1996, representing Baylor College of Medicine, OrNda Health Care Systems, Cigna Health Care, and Blue Cross/Blue Shield of Texas.  From 1988 to 1994, Mr. Neer served as the Administrator for a group of occupational medical clinics with responsibility for operating the facilities and developing the marketing programs. As a condition to closing, Mark Neer entered into an employment or consulting agreement with RCN or an affiliate of Nexus on terms reasonably satisfactory to Nexus.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the Company’s named executive officers:

SUMMARY COMPENSATION TABLE

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
NAME AND		(1)	BONUS	(2)	AWARDS	COMPENSATION
PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)

Harry M. Neer	2007	$150,000	$--	$--	$--	$150,000
President, Chief Executive Officer,	2006	$200,000	$--	$--	$--	$200,000
Chief Financial Officer and Treasurer	2005	$200,000	$--	$--	$--	$200,000

Gregory H. Neer	2007	$145,000	$--	$--	$--	$145,000
Senior Vice President –	2006	$145,000	$--	$--	$--	$145,000
Operations	2005	$145,000	$--	$--	$--	$145,000

Mark C. Neer	2007	$150,000	$--	$--	$--	$150,000
Senior Vice President –	2006	$150,000	$--	$--	$--	$150,000
Business Development	2005	$150,000	$--	$--	$--	$150,000

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

Mr. Baldwin has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  During the years ended March 31, 2007 and 2006, Mr. Baldwin earned $58,500 and $78,000, respectively, from this agreement.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 2, 2007, 19,823,936 shares of common stock were outstanding.  The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the Company’s directors and executive officers and (c) all current directors and executive officers as a group.

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

Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned by such person.  Our Common Stock is the only voting security of our Company.  A person is deemed to beneficially own a security if he or she has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
John K. Baldwin (2)	9,001,405	45.4%
Harry M. Neer (3)	1,096,755	5.5%
Larry K. Hinson (4)	216,637	1.1%
Eric H. Kolstad (5)	120,983	*
Gregory H. Neer (6)	25,000	*
Mark C. Neer (7)	50,000	*
All Executive Officers and Directors as a group (6 persons)	10,510,780	53.0%
George Bogle (8)	1,025,000	5.2%

* Less than one percent

(1)  As of May 16, 2007, there were 19,823,936 shares of Common Stock outstanding, which includes 4,584,052 shares of common stock from the conversion of principal and interest on convertible notes held by Mr. Baldwin. This does not include any stock options or warrants which are currently exercisable or shares of Common Stock to be issued upon the conversion of principal and accrued interest of the Company’s convertible notes.

(2) Mr. Baldwin’s business address is 901 Highland Avenue, Del Mar, California 92014. Includes 4,584,052 shares of common stock from the conversion of principal and interest on convertible notes. Mr. Baldwin is a party to the Voting Agreement.

(3) Mr. Harry Neer’s business address is that of Rockport. Mr. Neer is a party to the Voting Agreement.

(4) Mr. Hinson’s business address is 4819 Stillbrooke, Houston, Texas 77035. Mr. Hinson is a party to the Voting Agreement.

(5) Mr. Kolstad’s business address is 2600 Michelson Drive, 17th Floor, Irvine, California 92612.  Mr. Kolstad is a party to the Voting Agreement.

(6) Mr. Gregory Neer’s business address is that of Rockport.

(7) Mr. Mark Neer’s business address is that of Rockport.

(8) Mr. Bogle’s business address is 916 S. Capital of Texas Highway, Austin, Texas 78746.  Includes warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.345 per share, expiring November 25, 2011.

Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under its 2000 Long-Term Incentive Plan and 2002 Stock Option Plan as of March 31, 2007, which have been approved by the Company’s stockholders, and under compensation arrangements that were not approved by the Company’s stockholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Security Holders	170,000	$ 0.25	331,100
Equity Compensation Plans Not Approved by Security Holders	1,000,000(1)	$0.345	--
Total	2,568,900	$ 0.31	331,100

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voting Agreement

As a condition and in order to induce Nexus to enter into this transaction each of our directors entered into an agreement with Nexus pursuant to which each such person in his capacity as a stockholder of the Company agreed, among other things, to take certain actions in furtherance of the Stock Purchase, including causing the execution and delivery of a written consent in accordance with Section 228 of the DGCL, pursuant to which such individual consented to the adoption of the Stock Purchase Agreement and the approval of the Stock Purchase.

Neer Employment or Consulting Agreements

As a condition to closing, each of Harry Neer, Gregory Neer and Mark Neer entered into employment or consulting agreements with RCN or an affiliate of Nexus on terms reasonably satisfactory to Nexus.

Conversion and/or Repayment of Debts and Fees

Baldwin Note Conversions

On May 16, 2007, prior to the execution of the Voting Agreement, Stock Purchase Agreement, or written consent of stockholders discussed above, one of our directors, Mr. John K. Baldwin, agreed to convert certain convertible notes in the aggregate outstanding principal amount, together with accrued interest, of approximately $1 million held by Mr. Baldwin into 4,584,052 shares of our Common Stock in lieu of payment.  The convertible notes consisted of:

(i) a convertible note dated June 18, 2001, in the original principal amount of $300,000, convertible at $0.36 per share;

(ii) convertible note dated March 30, 2004 in the original principal amount of $60,000, convertible at $0.18 per share;

(iii) convertible note dated June 10, 2004 in the original principal amount of $270,000 (which was extended June 13, 2005), convertible at $0.20 per share; and

(iv) convertible note dated November 1, 2004 in the original principal amount of $135,000 (which was extended June 13, 2005), convertible at $0.18 per share.

The above notes were past due as of May 16, 2007.  Mr. Baldwin agreed to waive any penalties related thereto.

Repayment of Non Convertible Baldwin Note

In addition to the convertible notes discussed above, Mr. Baldwin has a promissory note in the original principal amount of $250,000 with accrued but unpaid interest of approximately $30,000, all of which shall be paid to Mr. Baldwin upon consummation of the Stock Purchase.

Harry Neer Past Due Expenses

Upon consummation of the Stock Purchase, we will pay approximately $11,000 to Harry Neer for accrued but unpaid past due expenses owed to him for services rendered to the Company.

Baldwin Legal Fees

Upon consummation of the Stock Purchase, we will pay Mr. Baldwin approximately $250,000 in accrued and unpaid legal fees.

Other Agreements

Bannon Overwrite Obligation

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon, pursuant to a purchase and sale agreement.  In accordance with the purchase and sale agreement, Bannon received a commission overwrite of 2% of the gross revenue attributable to RCN, and the Company (the “Overwrite Obligation”).  For the nine months ended December 31, 2006, Bannon earned $39,966.  On May 15, 2007, Bannon agreed with the Company and RCN to terminate the Overwrite Obligation upon consummation of the Stock Purchase in exchange for $180,000.

Protegrity Redemption

In July 2003, we purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a wholly owned subsidiary of Protegrity Holdings, Inc. (“Holdings”), pursuant to an asset purchase agreement that included an earnout fee through July 2008.  We issued 500,000 shares of our Common  Stock to Holdings as consideration for the purchased assets, and provided that our Common Stock did not trade above $1.00 per share prior to July 2008, we agreed to purchase from Holdings at a price of $1.00 per share any outstanding shares then owned by Holdings that had not been otherwise been sold.  To date, no shares have been sold and our Common Stock has not traded over $1.00 per share since the acquisition.  We are currently in negotiations with Protegrity and Holdings to agree that 1) upon consummation of the Stock Purchase we may redeem the 500,000 shares of Common Stock for $500,000; 2) the Company will pay to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) the Company has asked Protegrity to waive the remainder of the earnout fee.

ITEM 13.  EXHIBITS

(a)

Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.

Description

2.1

Stock Purchase Agreement between Rockport and Nexus Asset Acquisition Co. (2)

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

(1)

Filed herewith.

(2)

Previously filed with Form DEF 14C on June 11, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Thomas Leger & Co., LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended March 31, 2007, and for the reviews of the financial statements included in its quarterly reports on Form 10-QSB for that fiscal year were $39,967.

The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended March 31, 2006, and for the reviews of the financial statements included in its quarterly reports on Form 10-QSB for that fiscal year were $43,388.

Audit-Related Fees

Thomas Leger & Co., LLP did not render any audit-related fees, which represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees.

Tax Fees

Thomas Leger & Co., LLP did not receive any fees for tax compliance, tax advice or tax planning from the Company during the fiscal years ended March 31, 2007.

All Other Fees

Other than the services described above under “Audit Fees” and “Tax Fees” for the fiscal year ended March 31, 2006 and 2005, our independent accountants did not receive any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2007 audit services provided by Thomas Leger & Co., LLP and the 2006 audit services provided by Hein & Associates were approved by the Audit Committee. The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit Committee pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services.  During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the auditor. Throughout the year, the Audit Committee reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKPORT HEALTHCARE GROUP, INC.

By:	/s/ Harry M. Neer
Harry M. Neer, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date:	August 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John K. Baldwin	Chairman of the Board	August 8, 2007
John K. Baldwin

/s/ Harry M. Neer	President, Chief Executive Officer, Chief Executive Officer, Treasurer and Director	August 8, 2007
Harry M. Neer

/s/ Eric H. Kolstad	Director	August 8, 2007
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