Form 10QSB
period 2007-06-30
ROCKPORT HEALTHCARE GROUP INC
filed 2007-10-02
CIK 919606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from  _________________ to _______________

Commission File Number 0-23514

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

(Exact name of small business issuer as specified in its charter)

Delaware	33-0611497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027

(Address of principal executive offices)

(713) 621-9424

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐      No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2007, there were outstanding 19,823,936 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$82,333	$66,269
Accounts receivable, net of allowance of $50,000 at March 31, 2007	--	633,554
Assets held for sale	850,513	--
Deferred tax asset	174,760	174,760
Total current assets	1,107,606	874,583
Property and equipment:
Office furniture and equipment	--	43,838
Computer equipment and software	--	134,593
Telephone equipment	--	15,844
	--	194,275
Less accumulated depreciation	--	(183,114)
Net property and equipment	--	11,161
Other assets:
Deposits	--	8,915
Intangible assets, net	--	312,500
	--	321,415
Total assets	$1,107,606	$1,207,159

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$--	$490,938
Due to directors, officers and employees	--	302,593
Debt to be paid or assumed upon sale of assets	1,812,538	--
Notes payable	1,171,240	--
Other current liabilities	82,333	238,465
Total current liabilities	3,066,111	1,031,996
Long-term debt	--	1,492,623
Commitments and contingencies (Note 4)
Temporary equity:
Redeemable common stock, 500,000 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	--	500,000
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 50,000,000 shares authorized, 14,739,884 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	14,740	14,740
Additional paid-in capital	6,479,154	6,479,154
Accumulated deficit	(8,452,399)	(8,311,354)
Total shareholders’ deficit	(1,958,505)	(1,817,460)
Total liabilities and shareholders' deficit	$1,107,606	$1,207,159

See accompanying notes to condensed consolidated financial statements (unaudited).

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2007	2006
Revenue	$--	$704,907
Cost of sales	--	198,292
Gross profit	--	506,615

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	--	351,295
Stock option expense	--	26,625
Office administration	--	67,798
Professional services	--	75,491
Other	--	33,804
Total selling, general and administrative expenses	--	555,013
Depreciation and amortization	--	15,871
Total operating expenses	--	570,884

Loss from operations	--	(64,269)
Interest, net	--	23,050
Net loss before income tax	--	(87,319)
Income tax expense (benefit)	--	--
Net loss from continuing operations	--	(87,319)

Net loss from discontinued operations	(141,045)	--
Net loss	$(141,045)	$(87,319)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	15,239,884	15,239,884

See accompanying notes to condensed consolidated financial statements (unaudited).

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(141,045)	$(87,319)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,371	3,371
Amortization	12,500	12,500
Bad debt expense	--	25,000
Stock option expense	--	26,625
Changes in assets and liabilities:
Accounts receivable – trade and other	102,868	53,487
Prepaid expenses and other	--	601
Accounts payable	41,702	(147,949)
Due to directors, officers and employees	--	34,945
Other current liabilities	(210)	79,721
Cash provided by operating activities	19,186	982

Cash flows from investing activities:
Purchase of fixed assets	(3,123)	--
Cash used in investing activities	(3,123)	--
Net increase in cash	16,063	982
Cash and cash equivalents, beginning of year	66,269	89,131
Cash and cash equivalents, end of year	$82,333	$90,113

Supplemental cash flow information:
Stock option expense (non-cash)	$--	$26,625
Additional paid-in capital (non-cash)	$--	$(26,625)
Interest paid	$--	$--

See accompanying notes to condensed consolidated financial statements (unaudited).

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 1.

Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., and Subsidiaries (the “Company” or “Rockport”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three month periods ended June 30, 2007 and 2006, and the cash flows for the three-month periods ended June 30, 2007 and 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, previously filed with the Securities and Exchange Commission.

Organization and Nature of Business

RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., (“Rockport” or the “Company”) was incorporated in the State of Delaware on May 4, 1992, as Protokopus Corporation. The Company had no operating history other than organizational matters until December 17, 1997.  On December 17, 1997, the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc. (“Rockport Texas”), a Nevada corporation, in a business combination accounted for as a reverse acquisition.  Pursuant to an Agreement and Plan of Reorganization dated December 12, 1997, between the Company and Rockport Texas, each outstanding share of common stock of Rockport Texas was converted to the right to receive 961.6212 shares of common stock of the Company.  On January 18, 1998, the Company changed its name from Protokopus Corporation to Rockport Healthcare Group, Inc. On May 30, 2007, in conjunction with the sale of substantially all of the operating assets of the business, the Company changed its name to RPHL Acquisition Corp.

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

The Company recorded $0 in share-based compensation expense during the three months ended June 30, 2007.

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

Note 2.  Discontinued Operations

On July 2, 2007, RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., completed the sale of its wholly owned subsidiary Rockport Community Network, Inc., a Nevada corporation pursuant to a Stock Purchase Agreement dated May 16, 2007 between Rockport and Nexus Asset Acquisition Co., a Delaware corporation (“Nexus”).  Rockport sold to Nexus 100% of the outstanding common stock of RCN (the “Stock Purchase”), which resulted in the sale of substantially all of Rockport’s assets.

In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98.  As part of the purchase price, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  There were no material relationships between Nexus and Rockport, or any of Rockport’s officers or directors.  Certain officers of Rockport have agreed to employment terms with an affiliate of Nexus upon closing of the Stock Purchase.

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

Consequently at June 30, 2007, for financial presentation purposes the Company has classified its operations as a discontinued business and reflected the following assets and obligations as being held for sale:

Carrying Value
Assets held for sale:
Accounts receivable - net	$530,686
Property and equipment - net	10,912
Other assets	308,915
Total assets held for sale	$850,513

Debt to be paid or assumed upon sale of assets:
Current liabilities	$982,428
Long-term debt	330,110
Redeemable common stock	500,000
Total debt to be paid or assumed upon sale of assets	$1,812,538

Following are the results of operations for the three months ended June, 30, 2007 that are included in loss from discontinued operations:

June 30,
2007
Revenue	$437,687
Cost of sales	84,057
Gross profit	353,630

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	352,838
Office administration	69,894
Professional services	3,662
Other	14,371
Total selling, general and administrative expenses	440,765
Depreciation and amortization	15,871
Total operating expenses	456,636

Loss from discontinued operations	(103,005)
Interest, net	38,040
Net (loss) from discontinued operations	$(141,045)

Note 3.

Notes Payable

Notes payable consisted of the following at:

	June 30, 2007	March 31, 2007

Convertible unsecured notes payable to a shareholder, with interest payable monthly at 15% per annum.  The notes are personally guaranteed by two officers of the Company.  On March 31, 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and due April 1, 2003.  The notes are now convertible into Company common stock at any time prior to April 1, 2005 at a conversion price of $.36 per share and were due April 1, 2004.  On December 31, 2002, the due date of the notes was extended to April 1, 2006.  During June 2005 the Company obtained an extension on the due date of these notes to April 2007.  The Company issued 150,000 shares of its common stock in connection with these notes, the cost of which was recorded as loan fees and amortized using the interest yield method over the original term of the notes. This note was included in debt to be settled upon sale of assets.

	$-	$122,380
Unsecured note payable due to a director with interest at 8% per annum and principal and interest due April 1, 2004. During June 2005 the Company renegotiated the due date of the note which is now due April 1, 2007. This note was included in debt to be settled upon sale of assets.	-	227,494

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

	765,000	765,000
Accrued interest due on long-term portion of three-year 10% convertible unsecured notes	406,240	377,749
Total current notes payable	$1,171,240	$1,492,623

See Note 4 “Commitments and Contingencies” and Note 7 “Liquidity” for a discussion of financing provided by related parties.

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

Mr. Baldwin, a director of the Company, has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  During the three months ended June 30, 2007 and 2006, Mr. Baldwin earned $0 and $19,500, respectively, from this agreement. The agreement was terminated upon consummation of the asset sale.

Note 5.

Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”).  The shareholders of the Company approved the 2002 Plan on October 9, 2002.  The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2007, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”).  The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001.  The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of June 30, 2007, non-qualified stock options to purchase a total of 50,000 shares, 25,000 shares exercisable at $0.19 per share and 25,000 shares exercisable at $0.33 per share and immediately exercisable were outstanding.

As of June 30, 2007, the range of exercise prices was from $0.19 to $0.33 per share and the weighted average remaining contractual life of outstanding options was two years.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price.  The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term.  Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.  No warrants have been exercised as of June 30, 2007.  The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 6.

Related Party Transactions

See Note 3 “Notes Payable” for a discussion of financing provided by Mr. Baldwin, chairman of the board and a director.

See Note 4  “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 7.

Liquidity

The accompanying financial statements have been prepared assuming that RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., will continue as a going concern.  The Company has a total deficit in shareholders’ equity of $1,958,505 as of June 30, 2007.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At June 30, 2007, the Company had available cash in non-restrictive accounts of $82,333 and negative working capital of $1,958,505.  As of June 30, 2007, the Company had outstanding debt, excluding accrued interest, of: (a) $765,000 in principal amount in the form of 10% convertible notes, (b) $227,494 in principal amount in the form of an 8% note, and (c) $102,616 in principal amount in the form of a 15% convertible note.

10% convertible notes.  As of June 30, 2007, the Company had outstanding $765,000 principal amount in the form of 10% convertible notes, all of which was held by Mr. Baldwin, a director of the Company.  As of the date of this report, the Company has the following 10% convertible notes outstanding: (a) $135,000 in principal amount due April 2006 convertible at a price of $.18 per share; (b) $300,000 in principal amount due April 2006 convertible at a price of $.36 per share; (c) $60,000 in principal amount due April 2006 convertible at a price of $.18 per share; and (d) $270,000 in principal amount due April 2006 convertible at a price of $.20 per share. During June 2005 the Company obtained an extension on the due date of these notes to April 2007.

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

15% convertible notes.  In 1998, the Company borrowed $200,000 from a shareholder on two separate notes which were convertible into Company common stock with interest payable monthly at 15% per annum.  Two officers of the Company personally guarantee the notes.  In March 2002, the Company renegotiated the terms of the notes which were originally convertible into Company common stock at an average conversion price of $1.50 per share and were due April 1, 2003.  The notes have been modified on three occasions and are now convertible into Company common stock at a conversion price of $.36 per share and the due date and the conversion date of the notes is April 1, 2007. The balance of these notes was $102,616 as of June 30, 2007.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of June 30, 2007, and the Company’s results of operations for the three month periods ended June 30, 2007 and 2006, should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended March 31, 2007, previously filed with the Securities and Exchange Commission..

Organizational History

The Company was incorporated in the State of Delaware on May 4, 1992, as Protokopus Corporation. On December 17, 1997, the Company acquired all of the issued and outstanding common stock of The Rockport Group of Texas, Inc., a Nevada corporation, in a business combination accounted for as a reverse acquisition.  On January 18, 1998, the Company changed its name from Protokopus Corporation to Rockport Healthcare Group, Inc. On May 30, 2007, in conjunction with the sale of substantially all of the operating assets of the business, the Company changed its name to RPHL Acquisition Corp.

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

On July 2, 2007, we completed the sale pursuant to the Stock Purchase Agreement dated May 16, 2007.

Business Prior to Stock Purchase

RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., (“Rockport” or the “Company”) is a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses.  Rockport offers access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport’s clients are property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

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

The Company has healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of June 30, 2007, the Company has in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner has a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

Purchase Price and Use of Proceeds

In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98.  As part of the purchase price, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  There were no material relationships between Nexus and Rockport, or any of Rockport’s officers or directors.  Certain officers of Rockport have agreed to employment terms with an affiliate of Nexus upon closing of the Stock Purchase.

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

Employees

As of June 30, 2007, the Company had 20 employees, with 17 employees located in Houston, Texas and three employees located in Florida.  All of the Company’s employees are full-time with the exception of one in Houston.  The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good. After the stock purchase, it is anticipated that a substantial number of the employees will continue in the employment of Nexus.

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

Intangible Assets

As of June 30, 2007, the Company had $300,000 of unamortized intangible assets resulting from the acquisition of the Protegrity network.  Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization.  The Company was acquiring healthcare provider agreements in order to expand the size of its network.  This acquisition did not result in the acquisition of clients or revenue.  This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset.  The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share.  If Protegrity has not sold its shares of Rockport by July 2008, the Company has agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity.  Amounts paid for provider agreements are being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years.  However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on  the Company’s financial condition and results would be negatively affected. We are currently in negotiations with Protegrity and Holdings to agree that 1) upon consummation of the Stock Purchase we may redeem the 500,000 shares of Common Stock for $500,000; 2) the Company will pay to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) the Company has asked Protegrity to waive the remainder of the earnout fee.

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

The Company recorded $0 in share-based compensation expense during the three months ended June 30, 2007.

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

Results of Operations

Three Months Ended June 30, 2007and Three Ended June 30, 2006

The following table sets forth certain operating information regarding the Company for the three months ended June 30, 2007 and 2006. The operating results for the three months ended June 30, 2007 are included in loss from discontinued operations whereas the operating results for the three months ended June 30, 2006 are included in loss from continuing operations.

	2007	2006
Revenue	$437,687	$704,907
Cost of sales	84,057	198,292
Gross profit	353,630	506,615
Selling, general and administrative expenses	440,765	555,013
Depreciation and amortization	15,871	15,871
Loss	(103,005)	(64,269)
Interest, net	38,040	23,050
Net loss	$(141,045)	$(87,319)
Net loss per share – basic and diluted	$(0.01)	$(0.01)

Revenue.  Revenue for the three months ended June 30, 2007, was $437,687, which was $267,220 or 37.9%, less than the revenue for the three months ended June 30, 2006, of $704,907.  The decrease in revenue was primarily attributable to several clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers. These losses were somewhat offset by adding new clients and stronger network utilization by other existing clients.

Cost of sales.  The Company's cost of sales consists of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites.  Cost of sales decreased by $114,235, or 57.6%, from $198,292 during the three months ended June 30, 2006, to $84,057 during the three months ended June 30, 2007. The primary reason for the decrease was the related to the decrease in revenues.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon.  In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc.  For the three months ended June 30, 2007, Bannon earned $0. On May 15, 2007, Bannon agreed with the Company and RCN to terminate the Overwrite Obligation upon consummation of the Stock Purchase in exchange for $180,000. The consideration was paid on July 2, 2007.

Gross profit.  The Company's gross profit decreased by $152,985 from $506,615 during the three months ended June 30, 2006, to $353,630 during the three months ended June 30, 2007.  Gross profit as a percentage of sales was 80.8% for the current year period and 71.9% for the prior year period.  The increase in gross profit percentage was attributable to the decrease in access fees incurred to third party provider networks due to decreased utilization in those networks.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $114,248 from $555,013 during the three months ended June 30, 2006, to $440,765 during the three months ended June 30, 2007.

Net loss.  The Company had a net loss for the three months ended June 30, 2007, of $141,045, or $0.01 per share (basic and diluted), compared with a net loss of $87,319, or $0.01 per share (basic and diluted), for the three months ended June 30, 2006. The primary reason for the increase in the net loss for the current year quarter was due to the lower gross profit generated from decreased revenues.

Liquidity and Capital Resources

Due to our financial condition, debt repayment obligations, and the inability to continue our ongoing operations with our current cash flow, along with other factors including our inability to raise additional debt or equity capital on terms we feel commercially reasonable, our Board of Directors deemed it advisable and in the best interests of Rockport and our stockholders to enter into the Stock Purchase Agreement with Nexus Asset Acquisition Co.  On July 2, 2007 we completed the sale of our wholly owned subsidiary Rockport Community Network, Inc. to Nexus. The sale resulted in the sale of substantially all of Rockport’s assets. In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98. As part of the purchase price, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport presently expects that after payment of the foregoing amounts it will retain approximately $550,000 of the purchase price, from which it intends to make a dividend to its stockholders.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended March 31, 2007, the Company's president/chief executive officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief executive officer concluded that our determined that our disclosure controls and procedures were ineffective as of June 30, 2007. The president/chief executive officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions. The Company did not maintain effective controls to ensure that there were adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of its subsidiaries, including the reconciliation of inter-company accounts and other expenses.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is certain information concerning all issuances of securities by the Company during the three months ended June 30, 2007 and through July 2, 2007 (the closing of the stock purchase agreement) that were not registered under the Securities Act.

On May 16, 2007, prior to the execution of the Voting Agreement, Stock Purchase Agreement, or written consent of stockholders discussed above, one of our directors, Mr. John K. Baldwin, agreed to convert certain convertible notes in the aggregate outstanding principal amount, together with accrued interest, of approximately $1 million held by Mr. Baldwin into 4,584,052 shares of our Common Stock in lieu of payment. The conversion of the debt into common shares was consummated on July 2, 2007.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted during the three months ended June 30, 2007 to a vote of shareholders.

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

Item 5.

Other Information

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

Conversion and/or Repayment of Debts and Fees

Baldwin Note Conversions

On May 16, 2007, prior to the execution of the Voting Agreement, Stock Purchase Agreement, or written consent of stockholders discussed above, one of our directors, Mr. John K. Baldwin, agreed to convert certain convertible notes in the aggregate outstanding principal amount, together with accrued interest, of approximately $1 million held by Mr. Baldwin into 4,584,052 shares of our Common Stock in lieu of payment. The conversion of the debt into common shares was consummated on July 2, 2007. The convertible notes consisted of:

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

Other Agreements

Bannon Overwrite Obligation

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon, pursuant to a purchase and sale agreement.  In accordance with the purchase and sale agreement, Bannon received a commission overwrite of 2% of the gross revenue attributable to RCN, and the Company (the “Overwrite Obligation”).  For the nine months ended December 31, 2006, Bannon earned $39,966.  On May 15, 2007, Bannon agreed with the Company and RCN to terminate the Overwrite Obligation upon consummation of the Stock Purchase in exchange for $180,000. The consideration was paid on July 2, 2007.

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

RPHL ACQUISITION CORP.

(Registrant)

October 1, 2007	By: /s/ Harry M. Neer
Harry M. Neer, Chief Executive Officer,
Chief Financial Officer and Treasurer