Form 10QSB
period 2007-09-30
ROCKPORT HEALTHCARE GROUP INC
filed 2007-11-14
CIK 919606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2007, there were outstanding 19,158,304 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30,
2007
(Unaudited)
ASSETS
Current assets:
Cash	$535,578
Accounts receivable, net of allowance of $0 at September 30, 2007	42,217
Deferred tax asset	--
Total current assets	577,795
--
Total assets	$577,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$--
Total current liabilities	--
Long-term debt	--
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued
Common stock, $.001 par value, 50,000,000 shares authorized, 19,158,304 shares issued and outstanding at September 30, 2007	19,158
Additional paid-in capital	7,645,976
Accumulated deficit	(7,087,339)
Total shareholders’ equity	577,795
Total liabilities and shareholders' equity	$577,795

See accompanying notes to condensed consolidated financial statements (unaudited).

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	-	-	-	-
Stock option expense	-	-	-	-
Office administration	-	-	-	-
Professional services	-	-	-	-
Other expenses	-	-	-	-
Total operating expenses	-	-	-	-
Depreciation and amortization	-	-	-	-
Total operating expenses	-	-	-	-
Income (loss) from operations	-	-	-	-
Interest, net	-	-	-	-
Net loss before income tax	-	-	-	-
Income tax expense	-	-	-	-
Net loss from continuing operations	-	-	-	-

Net loss from discontinued operations before tax	(453,239)	33,352	(594,284)	(120,671)
Income tax expense from discontinued operations	174,760	-	174,760	-
Net loss from discontinued operations, net of tax	(627,999)	-	(769,044)	-
Gain on sale of assets	1,993,059	33,352	1,993,059	(120,671)
Net income (loss)	$1,365,060	$(33,352)	$1,224,015	$(120,671)

Net income (loss) per share:
Discontinued operations	$(0.03)	$(0.00)	$(0.04)	$(0.01)
Gain on sale of assets	.10	-	0.10	-
	0.07	(0.00)	.06	(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	19,158,304	15,239,884	19,158,304	15,239,884

See accompanying notes to condensed consolidated financial statements.

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,224,015	$(120,671)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,371	6,742
Amortization	12,500	25,000
Income from forgiveness of debt	(48,749)	-
Gain on sale of assets	(1,993,059)	-
Stock option expense	-	52,625
Changes in assets and liabilities:
Accounts receivable – trade and other	136,006	36,743
Prepaid expenses and other	-	1,278
Accounts payable	41,702	(296,261)
Due to directors, officers and employees	-	41,405
Prior year tax benefit	174,760	-
Other current liabilities	6,468	246,821
Cash used in operating activities	(442,985)	(6,318)

Cash flows from financing activities:
Proceeds from sale of stock	2,101,150	-
Purchase Protegrity stock	(500,000)	-
Repayment of notes payable and other debt	(1,021,432)	-
Cash provided by investing activities	579,718	-

Cash flows from investing activities:
Sale of fixed assets	11,161	-
Other	321,415	-
Cash provided by investing activities	332,576	-
Net increase (decrease) in cash	469,309	(6,318)
Cash and cash equivalents, beginning of year	66,269	89,131
Cash and cash equivalents, end of year	$535,578	$82,813

Supplemental cash flow information:
Stock option expense	$-	$52,625
Additional paid-in capital	$-	$(52,625)
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 1.

Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., and Subsidiaries (the “Company” or “Rockport”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and six month periods ended September 30, 2007 and 2006, and the cash flows for the six-month periods ended September 30, 2007 and 2006.

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

Rockport was a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses.  Rockport offered access to a comprehensive healthcare network at a local, state or national level for its clients and their customers.  Typically, Rockport’s clients were property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

The Company contracted with physicians, hospitals and ancillary healthcare providers at rates below the maximum allowed by applicable state fee schedules or if there is no state fee schedule, rates below usual and customary charges for work-related injuries and illnesses.  The Company generated revenue by receiving as a fee, a percentage of the medical cost savings realized by its clients.  The medical cost savings realized by its clients is the difference between the maximum rates allowed for workers’ compensation claims in accordance with the state allowed fee schedules or usual and customary charges and the discounted rates negotiated by the Company with its healthcare providers.

The Company had contracts with healthcare providers and/or network partners in all fifty states and the District of Columbia.  The Company had in excess of 300,000 healthcare providers nationwide that served its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner had a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the six months ended September 30, 2007 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.

The Company recorded $0 in share-based compensation expense during the three and six months ended September 30, 2007.

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

In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98.  As part of the purchase price, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  There were no material relationships between Nexus and Rockport, or any of Rockport’s officers or directors.  Certain officers of Rockport agreed to employment terms with an affiliate of Nexus upon closing of the Stock Purchase.

Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport currently has approximately $536,000 of the purchase price after payment of its retained liabilities, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

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

Mr. Baldwin, a director of the Company, had an engagement agreement with the Company effective April 1, 2001, whereby he earned a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  The agreement was terminated upon consummation of the asset sale.

Note 4.

Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”).  The shareholders of the Company approved the 2002 Plan on October 9, 2002.  The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of September 30, 2007, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”).  The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001.  The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of September 30, 2007, non-qualified stock options to purchase a total of 50,000 shares, 25,000 shares exercisable at $0.19 per share and 25,000 shares exercisable at $0.33 per share and immediately exercisable were outstanding.

As of September 30, 2007, the range of exercise prices was from $0.19 to $0.33 per share and the weighted average remaining contractual life of outstanding options was two years.  The average weighted price is $0.25 per share.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price.  The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term.  Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.  No warrants have been exercised as of September 30, 2007.  The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5.

Related Party Transactions

See Note 3 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 6.

Liquidity

The accompanying financial statements have been prepared assuming that RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., will continue as a going concern.  The Company total shareholders’ equity was $577,795 as of September 30, 2007.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At September 30, 2007, the Company had available cash in non-restrictive accounts of $535,578 and no outstanding debts.

Note 7.

Accounts Receivable

The Company has an accounts receivable balance of $42,217 as of September 30, 2007. The total balance is due from Nexus Asset Acquisition Co. pursuant to the Stock Purchase Agreement dated May 16, 2007, and represents the agreed upon reimbursement to the Company for audit fees incurred for the March 31, 2007 audit of the Company’s financial statements. The accounts receivable balance is currently in dispute and reimbursement has not been received. As of September 30, 2007, the Company has not recorded any allowance for doubtful accounts regarding the collection of this receivable as it believes the dispute will be settled in a satisfactory manner.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of September 30, 2007, and the Company’s results of operations for the three and six month periods ended September 30, 2007 and 2006, should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended March 31, 2007, previously filed with the Securities and Exchange Commission.

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

As of March 31, 2007, the Company had three wholly owned subsidiaries: Rockport Community Network, Inc., Rockport Group of Texas, Inc. and Rockport Preferred, Inc.  Rockport Community Network, Inc. (“RCN”) was incorporated in the State of Nevada on November 14, 1997.  Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997.  RCN and RGT, for accounting purposes, are solely disbursing entities for the Company and have no business operations.  RCN prepared and issued invoices to the Company’s clients, collected accounts receivable and issued checks to the Company’s network partners for network access fees, to outside sales personnel for sales commissions and for commission overwrites.  RGT processes payroll and pays payroll costs and other selling, general and administrative expenses on behalf of the Company.  Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.

On May 16, 2007, our board of directors, unanimously approved the purchase and sale by and to Nexus Asset Acquisition Co., a Delaware corporation (“Nexus”), of 100% of the outstanding common stock of our wholly owned subsidiary Rockport Community Network, Inc., a Nevada corporation (“RCN”). Prior to the consummation of the Stock Purchase, we transferred substantially all of the assets and certain liabilities relating to our healthcare management business, as a contribution to capital, to RCN.  As such, the consummation of the Stock Purchase may be deemed to result in the sale of substantially all of our assets to Nexus on the terms and subject to the conditions set forth in the Stock Purchase Agreement, dated May 16, 2007. In conjunction with the sale, our board of directors changed the name of Rockport Healthcare Group, Inc. to RPHL Acquisition Corp.

On July 2, 2007, we completed the sale pursuant to the Stock Purchase Agreement dated May 16, 2007.

Business Prior to Stock Purchase

RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., (“Rockport” or the “Company”) was a management company dedicated to developing, operating and managing networks consisting of healthcare providers and medical suppliers that serve employees with work-related injuries and illnesses.  Rockport offered access to a comprehensive healthcare network at a local, state or national level for its clients and their customers. Typically, Rockport’s clients were property and casualty insurance companies, employers, bill review/medical cost containment companies, managed care organizations, software/bill review companies and third party administrators.

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

The Company’s mission to its clients and healthcare providers was to: (1) maintain, update and distribute accurate information on each and every healthcare provider that is directly contracted by the Company or is accessed through the Company’s network partner relationship; (2) demonstrate, educate and offer each client and their customer referral products and services that encourage, enable and guide their injured workers to the Company’s healthcare providers; and (3) provide clear, concise and accurate preferred provider organization (“PPO”) re-pricing information and assistance in facilitating payment to the contracted rates and provide resolution to reimbursement problems in a timely manner.

The Company’s goals were to: (1) create and maintain profitability within industry standards and create shareholder value; (2) become the national network of choice for work-related injuries and illnesses; (3) market and position its networks, state by state, to increase business to its healthcare providers while offering significant savings to its clients and their customers; (4) continually develop information systems that improve processes, measurements and the integrity of its healthcare provider data and reporting structure; (5) continue its dedication to client and healthcare provider support services; and (6) provide any payor, managed care organization or bill review/software company an alternative national workers’ compensation network in a non-competitive relationship.

The Company had healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of June 30, 2007, the Company had in excess of 300,000 healthcare providers nationwide that served its clients and their customers for their injured employees’ care.  Should a client or their customer have particular needs in an under-served market, Rockport or its network partner had a skilled team of experienced network development personnel capable of custom building the under-served market for the client. The network was transferred to Nexus in conjunction with the sale of RCN.

Stock Purchase Agreement

On May 16, 2007 our board of directors (the “Board of Directors” or “Board”), upon the recommendation of a special committee comprised entirely of independent directors and the receipt of a fairness opinion from our financial advisor declaring the proposed transaction fair from a financial point of view to our stockholders unanimously approved, adopted, ratified, and declared advisable to our stockholders, the purchase and sale (the “Stock Purchase”) by and to Nexus Asset Acquisition Co., a Delaware corporation (“Nexus”), of 100% of the outstanding common stock of our wholly owned subsidiary Rockport Community Network, Inc., a Nevada corporation (“RCN”).  Prior to the consummation of the Stock Purchase, we transferred substantially all of the assets and certain liabilities relating to our healthcare management business, as a contribution to capital, to RCN.  As such, the consummation of the Stock Purchase may be deemed to result in the sale of substantially all of our assets to Nexus on the terms and subject to the conditions set forth in the Stock Purchase Agreement, dated May 16, 2007.

This transaction involved the sale or transfer of a significant portion of our assets, business and operations and could constitute a sale of substantially all of the property and assets of Rockport within the meaning of Section 271(a) of the General Corporation Law of the State of Delaware, which we refer to as the DGCL.  Because a transaction subject to Section 271(a) of the DGCL requires the approval of the holders of a majority of our outstanding stock entitled to vote thereon, under the terms of the Stock Purchase Agreement, the approval of our stockholders was required to complete the Stock Purchase.

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

Because all trademarks, trade names and service marks used by the Company in connection with the healthcare management business were contributed to RCN, the Company amended its certificate of incorporation, as amended, pursuant to Section 242(a) of the DGCL to change its name to RPHL Acquisition Corp. On May 30, 2007, the Board of Directors adopted a resolution setting forth the proposed amendment and declared it advisable and in the best interests of the Company and its stockholders and recommended the proposed amendment for the approval of our stockholders.  Also on May 30, 2007, the holders of a majority of the aggregate voting power of our common stock delivered to us a written consent in lieu of a special meeting of stockholders approving the proposed amendment changing the name of the Company in accordance with Section 228 of the DGCL.

Reasons for the Stock Purchase

We have been funding our operations primarily through the borrowing of funds from one of our directors and from various outside sources.  As of May 16, 2007, we had approximately $1,450,000 of notes payable outstanding.  Of this amount, approximately $1,250,000 consisted of note payables due to Mr. John K. Baldwin, one of our directors, which notes were overdue. Based on our financial position and results of operations, we have not been able to raise additional funds through the issuance of debt or equity securities.  As such, we have been unable to make the required repayments of our debt obligations.

Due to our financial condition, along with other factors including our inability to raise additional debt or equity capital on terms we feel commercially reasonable, our Board of Directors, upon the advice and determination of a special committee, comprised entirely of independent directors, appointed to evaluate this transaction, and upon the receipt of a fairness opinion from our financial advisor declaring the proposed transaction fair from a financial point of view to our stockholders, deemed it advisable and in the best interests of our stockholders to enter into the Stock Purchase Agreement and to consummate the Stock Purchase.  We used a portion of the purchase price to repay substantially all of our outstanding note payables and other outstanding known indebtedness and other known obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  After payment of the foregoing amounts, we intend to make a dividend to our stockholders of the remaining purchase price.  Accordingly, we have determined that the Stock Purchase was prudent.

Purchase Price and Use of Proceeds

In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98.  As part of the purchase price, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  There were no material relationships between Nexus and Rockport, or any of Rockport’s officers or directors.  Certain officers of Rockport agreed to employment terms with an affiliate of Nexus upon closing of the Stock Purchase.

Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport has approximately $536,000 of the purchase price remaining after payment of the foregoing liabilities, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

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

Employees

As of September 30, 2007, the Company had no full time employees. The Company is currently managed by its Chief Executive Officer on a part-time basis and receives no compensation.

As of July 2, 2007, and pursuant to the terms of the Purchase Agreement, Gregory H. Neer and Mark C. Neer, the Sr. Vice President – Operations and Sr. Vice President – Business Development, respectively, resigned from their respective positions with Rockport and accepted employment with an affiliate of Nexus.

Description of Property

The Company’s executive and administrative offices are located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities are leased by the Company from an unaffiliated third party.  The Company’s lease on these premises covered 12,219 square feet and expires on June 30, 2011. The Company’s monthly lease payment on its leased office space as of March 31, 2006 is $17,341. The Company re-negotiated the lease whereby the monthly payments are $13,746 from July 1, 2006 through June 30, 2007, $14,000 from July 1, 2007 through June 30, 2009 and $14,255 from July 1, 2009 through June 30, 2011 (see Note 3).

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

The Company recorded $0 in share-based compensation expense during the three and six months ended September 30, 2007.

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

Results of Operations

Three and Six Months Ended September 30, 2007 and 2006

Revenue.  The Company has no source of revenue as of July 2, 2007, the date of the sale of substantially all of its assets. The Company's source of revenue was fees it received from its clients and their customers that accessed and utilized the Company's healthcare provider network for work-related injuries and illnesses. Revenue for the current three and six months periods ended September 30, 2007 has been included in loss from discontinued operations. Revenue for the three and six month periods ended September 30, 2006 was $673,136 and $1,378,043, respectively. Revenue declined significantly during the current year. The decrease in revenue was primarily attributable to several clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers, which was one of the reasons the Board chose to sale its network services.

Cost of sales.  The Company's cost of sales consisted of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites.  Cost of sales for the current year three and six month periods has been included in loss from discontinued operations. The prior year three and six month cost of sales totaled $172,174 and $370,466, respectively.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon.  In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc.  For the three and six months ended September 30, 2007, Bannon earned $0. On May 15, 2007, Bannon agreed with the Company and RCN to terminate the Overwrite Obligation upon consummation of the Stock Purchase in exchange for $180,000. The consideration was paid on July 2, 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three and six months ended September 30, 2007 has been included in loss from discontinued operations. The Company anticipates that as of July 2, 2007, selling, general and administrative expenses will be minimal on an on-going basis as the Board evaluates the future plan of operations. Operating expenses for the three and six months ended September 30, 2006 were $505,660 and $1,076,544, respectively.

Gain on sale of assets.  Upon the consummation of the sale of the Company’s primary operations on July 2, 2007, and payment of its outstanding obligations, the Company realized a gain on the sale of assets of $1,993,059.

Net loss.  The Company had a net gain for the three and six months ended September 30, 2007, of $1,365,060 and $1,993,059, respectively, as a result of the sale of operations. For the three and six months ended September 30, 2006, the Company incurred net losses of $33,352 and $120,671, respectively.

Liquidity and Capital Resources

Due to our financial condition, debt repayment obligations, and the inability to continue our ongoing operations with our current cash flow, along with other factors including our inability to raise additional debt or equity capital on terms we feel commercially reasonable, our Board of Directors deemed it advisable and in the best interests of Rockport and our stockholders to enter into the Stock Purchase Agreement with Nexus Asset Acquisition Co.  On July 2, 2007 we completed the sale of our wholly owned subsidiary Rockport Community Network, Inc. to Nexus. The sale resulted in the sale of substantially all of Rockport’s assets. In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98. As part of the purchase price, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  As of September 30, 2007, Rockport had approximately $536,000 of cash, from which it intends to make a dividend to its stockholders.

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

Off-Balance Sheet Arrangements

On July 7, 2003, the Company purchased the healthcare provider contracts from Protegrity services for 500,000 shares of the Company’s common stock.  The Company committed to repurchase the shares for $1.00 per share if Protegrity has not been able to realize this amount by July 2008.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity.  As the conditioned redemption of these shares is not within the control of the Company, the stock issuance has been reflected as Temporary Equity. During the quarter ended September 30, 2007, Protegrity agreed that 1) upon consummation of the Stock Purchase we may redeem the 500,000 shares of Common Stock for $500,000; 2) the Company will pay to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) the Company has asked Protegrity to waive the remainder of the earn-out fee.

New Accounting Pronouncements

The Company does not anticipate that recently issued accounting pronouncements will have a material effect on the Company’s operations or cash flows.

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

Evaluation of disclosure controls and procedures.  As of September 30, 2007, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2007.  The president/chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements.

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

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted during the three months ended September 30, 2007 to a vote of shareholders.

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

Repayment of Non Convertible Baldwin Note

In addition to the convertible notes discussed above, Mr. Baldwin has a promissory note in the original principal amount of $250,000 with accrued but unpaid interest of approximately $30,000, all of which was paid to Mr. Baldwin upon consummation of the Stock Purchase.

Harry Neer Past Due Expenses

Upon consummation of the Stock Purchase, we paid approximately $11,000 to Harry Neer for accrued but unpaid past due expenses owed to him for services rendered to the Company.

Baldwin Legal Fees

Upon consummation of the Stock Purchase, we paid Mr. Baldwin approximately $250,000 in accrued and unpaid legal fees.

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

Protegrity Redemption

In July 2003, we purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a wholly owned subsidiary of Protegrity Holdings, Inc. (“Holdings”), pursuant to an asset purchase agreement that included an earnout fee through July 2008.  We issued 500,000 shares of our Common  Stock to Holdings as consideration for the purchased assets, and provided that our Common Stock did not trade above $1.00 per share prior to July 2008, we agreed to purchase from Holdings at a price of $1.00 per share any outstanding shares then owned by Holdings that had not been otherwise been sold.  To date, no shares have been sold and our Common Stock has not traded over $1.00 per share since the acquisition. Protegrity agreed that 1) upon consummation of the Stock Purchase we may redeem the 500,000 shares of Common Stock for $500,000; 2) the Company will pay to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) the Company has asked Protegrity to waive the remainder of the earnout fee.

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

RPHL ACQUISITION CORP.

(Registrant)

November 13, 2007	By: /s/ Harry M. Neer
Harry M. Neer, Chief Executive Officer,
Chief Financial Officer and Treasurer