Form 10QSB
period 2007-12-31
ROCKPORT HEALTHCARE GROUP INC
filed 2008-05-01
CIK 919606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2008, there were outstanding 19,158,304 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31,
2007
(Unaudited)
ASSETS
Current assets:
Cash	$539,790
Accounts receivable, net of allowance of $0 at December 31, 2007	42,217
Total current assets	582,007

Total assets	$582,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$14,448
Total current liabilities	14,448
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued
Common stock, $.001 par value, 50,000,000 shares authorized, 19,158,304 shares issued and outstanding at December 31, 2007	19,158
Additional paid-in capital	7,645,976
Accumulated deficit	(7,097,575)
Total shareholders’ equity	567,559
Total liabilities and shareholders' equity	$582,007

See accompanying notes to condensed consolidated financial statements (unaudited).

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	-	-	-	-
Stock option expense	-	-	-	-
Office administration	-	-	-	-
Professional services	-	-	-	-
Other expenses	-	-	-	-
Total operating expenses	-	-	-	-
Depreciation and amortization	-	-	-	-
Total operating expenses	-	-	-	-
Income (loss) from operations	-	-	-	-
Interest, net	-	-	-	-
Net loss before income tax	-	-	-	-
Income tax expense	-	-	-	-
Net loss from continuing operations	-	-	-	-

Net gain (loss) from discontinued operations before tax	(10,236)	74,375	(604,520)	(46,296)
Income tax expense from discontinued operations	-	-	174,760	-
Net gain (loss) from discontinued operations, net of tax	-	74,375	(779,280)	(46,296)
Gain on sale of assets	-	-	1,993,059	-
Net income (loss)	$(10,236)	$74,375	$1,213,779	$(46,296)

Net income (loss) per share:
Discontinued operations	$(0.00)	$(0.00)	$(0.04)	$(0.00)
Gain on sale of assets	-	-	0.10	-
	0.00	(0.00)	.06	(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	19,158,304	15,239,884	19,158,304	15,239,884

See accompanying notes to condensed consolidated financial statements (unaudited).

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,213,779	$(46,296)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,371	10,114
Amortization	12,500	37,500
Income from forgiveness of debt	(48,749)	-
Gain on sale of assets	(1,993,059)	-
Stock option expense	-	78,625
Changes in assets and liabilities:
Accounts receivable – trade and other	136,006	(84,721)
Prepaid expenses and other	-	1,278
Accounts payable	56,150	(157,729)
Due to directors, officers and employees	-	65,452
Prior year tax benefit	174,760	-
Other current liabilities	6,468	193,366
Cash used in operating activities	(438,774)	97,589

Cash flows from financing activities:
Proceeds from sale of stock	2,101,150	-
Purchase Protegrity stock	(500,000)	-
Repayment of notes payable and other debt	(1,021,432)	-
Cash provided by investing activities	579,718	-

Cash flows from investing activities:
Sale of fixed assets	11,161	-
Other	321,415	-
Cash provided by investing activities	332,576	-
Net increase (decrease) in cash	473,520	97,589
Cash and cash equivalents, beginning of year	66,270	89,131
Cash and cash equivalents, end of year	$539,790	$186,720

Supplemental cash flow information:
Stock option expense	$-	$78,625
Additional paid-in capital	$-	$(78,625)
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2007

Note 1.

Organization and Nature of Business

Statement of Information Furnished

The accompanying condensed consolidated financial statements of RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., and Subsidiaries (the “Company” or “Rockport”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2007, the results of operations for the three and nine month periods ended December 31, 2007 and 2006, and the cash flows for the nine-month periods ended December 31, 2007 and 2006.

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

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the nine months ended December 31, 2007 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.

The Company recorded $0 in share-based compensation expense during the three and nine months ended December 31, 2007.

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

Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport currently has approximately $525,000 of the purchase price after payment of its retained liabilities, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

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

Note 4.

Stock Options and Warrants

Stock Option Plans

On August 5, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (the “2002 Plan”).  The shareholders of the Company approved the 2002 Plan on October 9, 2002.  The 2002 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2002 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2002 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2007, non-qualified stock options to purchase 120,000 shares exercisable at $0.25 per share expiring in February 2009 and immediately exercisable were outstanding.

On December 7, 2000, the directors of the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”).  The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting held in September 2001.  The 2000 Plan provides for the granting of awards of up to 1,000,000 shares of the Company’s common stock to key employees, directors and other persons who have contributed or are contributing to the Company’s success.  Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors.  The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. As of December 31, 2007, non-qualified stock options to purchase a total of 50,000 shares, 25,000 shares exercisable at $0.19 per share and 25,000 shares exercisable at $0.33 per share and immediately exercisable were outstanding.

As of December 31, 2007, the range of exercise prices was from $0.19 to $0.33 per share and the weighted average remaining contractual life of outstanding options was two years.  The average weighted price is $0.25 per share.

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price.  The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term.  Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.  No warrants have been exercised as of December 31, 2007. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 5.

Related Party Transactions

See Note 3 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 6.

Liquidity

The accompanying financial statements have been prepared assuming that RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., will continue as a going concern.  The Company total shareholders’ equity was $567,559 as of December 31, 2007.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At December 31, 2007, the Company had available cash in non-restrictive accounts of $539,790 and $14,448 in accounts payable.

Note 7.

Accounts Receivable

The Company has an accounts receivable balance of $42,217 as of December 31, 2007. The total balance is due from Nexus Asset Acquisition Co. pursuant to the Stock Purchase Agreement dated May 16, 2007, and represents the agreed upon reimbursement to the Company for audit fees incurred for the March 31, 2007 audit of the Company’s financial statements. The accounts receivable balance is currently in dispute and reimbursement has not been received. As of December 31, 2007, the Company has not recorded any allowance for doubtful accounts regarding the collection of this receivable as it believes the dispute will be settled in a satisfactory manner.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of December 31, 2007, and the Company’s results of operations for the three and nine month periods ended December 31, 2007 and 2006, should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended March 31, 2007, previously filed with the Securities and Exchange Commission.

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

Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport has approximately $525,000 of the purchase price remaining after payment of the foregoing and current liabilities, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

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

Employees

As of December 31, 2007, the Company had no full time employees. The Company is currently managed by its Chief Executive Officer on a part-time basis and receives no compensation.

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

The Company recorded $0 in share-based compensation expense during the three and nine months ended December 31, 2007.

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

Results of Operations

Three and Nine Months Ended December 31, 2007 and 2006

Revenue.  The Company has no source of revenue as of July 2, 2007, the date of the sale of substantially all of its assets. The Company's source of revenue was fees it received from its clients and their customers that accessed and utilized the Company's healthcare provider network for work-related injuries and illnesses. Revenue for the current three and nine months periods ended December 31, 2007 has been included in loss from discontinued operations. Revenue for the three and nine month periods ended December 31, 2006 was $684,626 and $2,062,669, respectively. Revenue declined significantly during the current year. The decrease in revenue was primarily attributable to several clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers, which was one of the reasons the Board chose to sale its network services.

Cost of sales.  The Company's cost of sales consisted of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites.  Cost of sales for the current year three and nine month periods has been included in loss from discontinued operations. The prior year three and nine months cost of sales totaled $158,452 and $528,917, respectively.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon.  In accordance with the purchase and sale agreement, Bannon receives a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc.  For the three and nine months ended December 31, 2007, Bannon earned $0. On May 15, 2007, Bannon agreed with the Company and RCN to terminate the Overwrite Obligation upon consummation of the Stock Purchase in exchange for $180,000. The consideration was paid on July 2, 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three and nine months ended December 31, 2007 has been included in loss from discontinued operations. The Company anticipates that as of July 2, 2007, selling, general and administrative expenses will be minimal on an on-going basis as the Board evaluates the future plan of operations. Operating expenses for the three and nine months ended December 31, 2006 were $423,145 and $1,499,690, respectively.

Gain on sale of assets.  Upon the consummation of the sale of the Company’s primary operations on July 2, 2007, and payment of its outstanding obligations, the Company realized a gain on the sale of assets of $1,993,059.

Net loss.  The Company had a net gain (loss) for the three and nine months ended December 31, 2007, of $(10,236) and $1,213,779, respectively, as a result of the sale of operations. For the three and nine months ended December 31, 2006, the Company incurred a net gain of $74,375 and a net loss of $46,296, respectively.

Liquidity and Capital Resources

Due to our financial condition, debt repayment obligations, and the inability to continue our ongoing operations with our current cash flow, along with other factors including our inability to raise additional debt or equity capital on terms we feel commercially reasonable, our Board of Directors deemed it advisable and in the best interests of Rockport and our stockholders to enter into the Stock Purchase Agreement with Nexus Asset Acquisition Co.  On July 2, 2007 we completed the sale of our wholly owned subsidiary Rockport Community Network, Inc. to Nexus. The sale resulted in the sale of substantially all of Rockport’s assets. In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98. As part of the purchase price, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  As of December 31, 2007, Rockport had approximately $525,000 of cash net of payable balances, from which it intends to make a dividend to its stockholders.

As of July 2, 2007, we have no future sources of revenue to fund our operations. Our Board of Directors is evaluating several possible options, including a possible transaction in which we sell or merge our “public” company to or with a private operating business whereby our stockholders would retain some ownership interest in the surviving public corporation. To date, we have not entered into any agreements with any parties to complete such a transaction, and, should our Board determine to pursue such a transaction, there is no assurance that we will be able to find a potential suitor on terms favorable to us, if at all.

Off-Balance Sheet Arrangements

On July 7, 2003, the Company purchased the healthcare provider contracts from Protegrity services for 500,000 shares of the Company’s common stock.  The Company committed to repurchase the shares for $1.00 per share if Protegrity has not been able to realize this amount by July 2008.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity.  As the conditioned redemption of these shares is not within the control of the Company, the stock issuance had been reflected as Temporary Equity. During the quarter ended September 30, 2007, Protegrity agreed that 1) upon consummation of the Stock Purchase we may redeem the 500,000 shares of Common Stock for $500,000; 2) the Company will pay to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) the Company has asked Protegrity to waive the remainder of the earn-out fee.

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

Evaluation of disclosure controls and procedures.  As of December 31, 2007, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2007.  The president/chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements.

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

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted during the three months ended December 31, 2007 to a vote of shareholders.

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

RPHL ACQUISITION CORP.

(Registrant)

May 1, 2008	By: /s/ Harry M. Neer
Harry M. Neer, Chief Executive Officer,
Chief Financial Officer and Treasurer