Form 10QSB/A
period 2007-12-31
RPHL ACQUISITION CORP.
filed 2008-06-13
CIK 919606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2008, there were outstanding 19,323,937 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

PART I.  FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31,
2007
(Unaudited)
ASSETS
Current assets:
Cash	$539,790
Accounts receivable, net of allowance of $0 at December 31, 2007	42,217
Total current assets	582,007

Total assets	$582,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$14,448
Total current liabilities	14,448
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued
Common stock, $.001 par value, 50,000,000 shares authorized, 19,323,937 shares issued and outstanding at December 31, 2007	19,324
Additional paid-in capital	7,645,810
Accumulated deficit	(7,097,575)
Total shareholders’ equity	567,559
Total liabilities and shareholders' equity	$582,007

See accompanying notes to condensed consolidated financial statements (unaudited).

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	-	-	-	-
Stock option expense	-	-	-	-
Office administration	-	-	-	-
Professional services	-	-	-	-
Other expenses	-	-	-	-
Total operating expenses	-	-	-	-
Depreciation and amortization	-	-	-	-
Total operating expenses	-	-	-	-
Income (loss) from operations	-	-	-	-
Interest, net	-	-	-	-
Net loss before income tax	-	-	-	-
Income tax expense	-	-	-	-
Net loss from continuing operations	-	-	-	-

Net gain (loss) from discontinued operations before tax	(10,236)	74,375	(604,520)	(46,296)
Income tax expense from discontinued operations	-	-	174,760	-
Net gain (loss) from discontinued operations, net of tax	-	74,375	(779,280)	(46,296)
Gain on sale of assets	-	-	1,993,059	-
Net income (loss)	$(10,236)	$74,375	$1,213,779	$(46,296)

Net income (loss) per share:
Discontinued operations	$(0.00)	$(0.00)	$(0.04)	$(0.00)
Gain on sale of assets	-	-	0.11	-
	0.00	(0.00)	.07	(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	19,323,937	15,239,884	19,323,937	15,239,884

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

As of December 31, 2007, there are no outstanding exercisable stock options; all of the aforementioned stock options have either expired or have been canceled.

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

Off-Balance Sheet Arrangements

On July 7, 2003, the Company purchased the healthcare provider contracts from Protegrity services for 500,000 shares of the Company’s common stock.  The Company committed to repurchase the shares for $1.00 per share if Protegrity has not been able to realize this amount by July 2008.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity.  As the conditioned redemption of these shares is not within the control of the Company, the stock issuance had been reflected as Temporary Equity. During the quarter ended September 30, 2007, Protegrity agreed that upon consummation of the Stock Purchase the 500,000 shares of Common Stock were redeemed and cancelled.

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

Protegrity Redemption

In July 2003, we purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a wholly owned subsidiary of Protegrity Holdings, Inc. (“Holdings”), pursuant to an asset purchase agreement that included an earnout fee through July 2008.  We issued 500,000 shares of our Common  Stock to Holdings as consideration for the purchased assets, and provided that our Common Stock did not trade above $1.00 per share prior to July 2008, we agreed to purchase from Holdings at a price of $1.00 per share any outstanding shares then owned by Holdings that had not been otherwise been sold.  To date, no shares have been sold and our Common Stock has not traded over $1.00 per share since the acquisition. During the quarter ended September 30, 2007, Protegrity agreed that upon consummation of the Stock Purchase the 500,000 shares of Common Stock were redeemed and cancelled..

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

RPHL ACQUISITION CORP.

(Registrant)

June 13, 2008	By:	/s/ Harry M. Neer
Harry M. Neer, Chief Executive Officer,
Chief Financial Officer and Treasurer