Form 10KSB
period 2008-03-31
RPHL ACQUISITION CORP.
filed 2008-06-13
CIK 919606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

For the fiscal year ended March 31, 2008

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

Issuer’s revenues for the fiscal year ended March 31, 2008, were $437,687.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of May 9, 2008, based upon the average bid and asked price as of such date, was $259,425.

The Registrant’s common stock outstanding as of May 7, 2008, was 19,323,937.

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

Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport has approximately $499,425 of the purchase price remaining after payment of the foregoing and current liabilities, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

Business after the Stock Purchase

Until May 2008, we had not yet made any definitive determination about our future business plans since the Stock Purchase was consummated. Immediately following the consummation of the Stock Purchase, we had no operating business or source of revenues. Our Board of Directors evaluated several possible options, including a possible transaction in which we would sell or merge our “public” shell company to or with a private operating business whereby our stockholders would retain some ownership interest in the surviving public corporation.

In May 2008, the Company entered into a Stock Purchase Agreement with Belmont Partners, LLC for Belmont’s purchase of twenty-million one-hundred thousand (20,100,000) shares of the Company’s common stock for an aggregate of $180,000.00 in cash.  The total of 20,100,000 shares will represent approximately 51% of all of the shares of common stock now outstanding.  Belmont Partners, LLC used cash to purchase the shares of the Company.  As part of the acquisition, and pursuant to the Stock Purchase Agreement, the following changes to the Company’s directors and officers have occurred:

o	In connection with the Agreement John K. Baldwin, Harry Neer, Larry Hinson and Eric Kolstad resigned as members of the Company’s Board of Directors as well as resigned as officers of the Company.

o	Also, in connection with the Agreement Joseph Meuse was appointed to the Board of Directors as Director as well as President and Secretary of the Company.

In connection with the change in control, the company changed its executive offices to 360 Main Street, Washington, VA 22747.

Employees

As of March 31, 2008, the Company had no full time employees. The Company is currently managed by its Chief Executive Officer on a part-time basis and receives no compensation.

As of July 2, 2007, and pursuant to the terms of the Purchase Agreement, Gregory H. Neer and Mark C. Neer, the Sr. Vice President – Operations and Sr. Vice President – Business Development, respectively, resigned from their respective positions with Rockport and accepted employment with an affiliate of Nexus.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive and administrative offices have been located at 50 Briar Hollow Lane, Suite 515W, Houston, Texas 77027, which facilities were leased by the Company from an unaffiliated third party.  The Company’s lease on these premises covered 12,219 square feet and expires on June 30, 2011. The Company’s monthly lease payment on its leased office space as of March 31, 2006 is $17,341. The Company re-negotiated the lease whereby the monthly payments are $13,746 from July 1, 2006 through June 30, 2007, $14,000 from July 1, 2007 through June 30, 2009 and $14,255 from July 1, 2009 through June 30, 2011 (see Note 3).

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock is quoted on the pink sheets published by the National Quotations Bureau under the symbol "RPHL".

Our common shares are designated as “penny stock” and thus may be more illiquid.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

The trading volume in the Common Stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders.

As of May 9, 2008, there were approximately 1,024 stockholders of record of the Company's common stock. The Company has neither declared nor paid any cash dividends to date. Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport presently expects that after payment of the foregoing amounts it will retain approximately $499,425 of the purchase price, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal years ended March 31, 2008, March 31, 2007 and through July 2, 2007 (the closing of the stock purchase agreement) that were not registered under the Securities Act.

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

The above transaction was completed pursuant to Section 4(2) of the Securities Act.  With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Purchase of Equity Securities

During the year ended March 31, 2008, the Company repurchased 500,000 shares of its equity securities from Protegrity for cash consideration of $500,000. These shares were cancelled.

Also during the year ended March 31, 2008, all outstanding stock options and warrants had expired or were cancelled.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2008, and the Company’s results of operations for the years in the two-year period ended March 31, 2008 and 2007, should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this report.

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

The Company had healthcare providers and/or network partners in all fifty states and the District of Columbia.  As of March 31, 2007, the Company had in excess of 300,000 healthcare providers nationwide that serve its clients and their customers for their injured employees’ care. Should a client or their customer have particular needs in an under-served market, Rockport or its network partner had a skilled team of experienced network development personnel capable of custom building the under-served market for the client.

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

Intangible Assets

As of March 31, 2007, the Company had $312,500 of unamortized intangible assets resulting from the acquisition of the Protegrity network.  Effective July 7, 2003, the Company purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a third party administrator (“TPA”) and managed care organization.  The Company was acquiring healthcare provider agreements in order to expand the size of its network.  This acquisition did not result in the acquisition of clients or revenue.  This acquisition of provider contracts was funded with the issuance of 500,000 shares of Company common stock valued at $500,000, and because the Company would earn revenue in the future from the acquired provider agreements, the Company recorded the value of the stock issued as an intangible asset.  The value of $500,000 attributed to the acquisition was based on the number of shares issued multiplied by $1.00 per share.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share, all of the remaining outstanding shares then owned by Protegrity. The Company repurchased the 500,000 shares for cash consideration of $500,000 during the year ended March 31, 2008. Amounts paid for provider agreements were being amortized to expense on the straight-line method over the estimated useful lives of the agreements of ten years.  However, intangible assets are subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the intangible asset is impaired which would have a negative impact on  the Company’s financial condition and results would be negatively affected. We negotiated with Protegrity and Holdings to agree that 1) upon consummation of the Stock Purchase we redeemed the 500,000 shares of Common Stock for $500,000; 2) the Company paid to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) Protegrity agreed to waive the remainder of the earnout fee. As of March 31, 2008, the Company had $0 of unamortized intangible assets resulting from the acquisition of the Protegrity network.

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

The Company recorded $0 in share-based compensation expense during the fiscal year ended March 31, 2008.

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

Results of Operations

Fiscal Years Ended March 31, 2008 and 2007

Revenue.  The Company has no source of revenue as of July 2, 2007, the date of the sale of substantially all of its assets. The Company's source of revenue was fees it received from its clients and their customers that accessed and utilized the Company's healthcare provider network for work-related injuries and illnesses. Revenue for the current and prior years ended March 31, 2008 and 2007 has been included in loss from discontinued operations. Revenue declined significantly during the current year. The decrease in revenue was primarily attributable to several clients’ significant loss of customers and decreased access to the Company’s network of healthcare providers, which was one of the reasons the Board chose to sell its network services.

Cost of sales.  The Company's cost of sales consisted of fees paid for access to third party provider networks, or network partners, fees paid for sales commissions to non-employee sales personnel and commission overwrites.  Cost of sales for the current and prior year periods has been included in loss from discontinued operations.

During September 1998, the Company acquired Newton Healthcare Network, LLC from Bannon Energy Incorporated (“Bannon”) of which Robert D. Johnson, a former director of the Company, was sole owner of Bannon.  In accordance with the purchase and sale agreement, Bannon received a commission overwrite of 2% of the gross revenue attributable to Rockport Community Network, Inc.  For the year ended March 31, 2008, Bannon earned $0. On May 15, 2007, Bannon agreed with the Company and RCN to terminate the Overwrite Obligation upon consummation of the Stock Purchase in exchange for $180,000. The consideration was paid on July 2, 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the current and prior years ended March 31, 2008 and 2007 has been included in loss from discontinued operations. The Company anticipates that as of July 2, 2007, selling, general and administrative expenses will be minimal on an on-going basis as the Board evaluates the future plan of operations.

Gain on sale of assets.  Upon the consummation of the sale of the Company’s primary operations on July 2, 2007, and payment of its outstanding obligations, the Company realized a gain on the sale of assets of $1,993,059.

Net loss.  The Company had net gains for the years ended March 31, 2008 and 2007, of $1,145,646 and $79,366, respectively, as a result of the sale of operations.

Liquidity and Capital Resources

Due to our financial condition, debt repayment obligations, and the inability to continue our ongoing operations with our current cash flow, along with other factors including our inability to raise additional debt or equity capital on terms we feel commercially reasonable, our Board of Directors deemed it advisable and in the best interests of Rockport and our stockholders to enter into the Stock Purchase Agreement with Nexus Asset Acquisition Co.  On July 2, 2007 we completed the sale of our wholly owned subsidiary Rockport Community Network, Inc. to Nexus. The sale resulted in the sale of substantially all of Rockport’s assets. In consideration for the Stock Purchase, Nexus paid Rockport a purchase price of $2,101,149.98. As part of the purchase price, Nexus agreed to assume certain liabilities related to Rockport’s healthcare management business and the payment of Rockport’s expenses related to the Stock Purchase.  Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  As of March 31, 2008, Rockport had approximately $499,425 of cash net of payable balances, from which it intends to make a dividend to its stockholders.

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

Off-Balance Sheet Arrangements

On July 7, 2003, the Company purchased the healthcare provider contracts from Protegrity services for 500,000 shares of the Company’s common stock.  The Company committed to repurchase the shares for $1.00 per share if Protegrity has not been able to realize this amount by July 2008.  If Protegrity has not sold its shares of Rockport by July 2008, the Company agreed to purchase from Protegrity at a price of $1.00 per share all of the remaining outstanding shares then owned by Protegrity.  As the conditioned redemption of these shares is not within the control of the Company, the stock issuance had been reflected as Temporary Equity. During the quarter ended September 30, 2007, Protegrity agreed that 1) upon consummation of the Stock Purchase we may redeem the 500,000 shares of Common Stock for $500,000; 2) the Company paid to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) Protegrity agreed to waive the remainder of the earn-out fee.

New Accounting Pronouncements

The Company does not anticipate that recently issued accounting pronouncements will have a material effect on the Company’s operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

RPHL Acquisition Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheets of RPHL Acquisition Corp. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RPHL Acquisition Corp and Subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co., L.L.P.

Houston, Texas

June 10, 2008

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
ASSETS
Current assets:
Cash	$537,214	$66,269
Accounts receivable, net of allowance of $42,216 and $50,000 at March 31, 2008 and 2007, respectively	-	633,554
Prepaid expenses	-	-
Deferred tax asset	-	174,760
Total current assets	537,214	874,583
Property and equipment:
Office furniture and equipment	-	43,838
Computer equipment and software	-	134,593
Telephone equipment	-	15,844
	-	194,275
Less accumulated depreciation	-	(183,114)
Net property and equipment	-	11,161
Other assets:
Deposits	-	8,915
Intangible assets, net	-	312,500
	-	321,415
Total assets	$537,214	$1,207,159

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$37,788	$490,004
Due to directors, officers and employees	-	302,593
Other current liabilities	-	238,465
Total current liabilities	37,788	1,031,996
Long-term debt	-	1,492,623
Commitments and contingencies (Note 4)
Temporary equity:
Redeemable common stock, 0 and 500,000 shares issued and outstanding at March 31, 2008 and 2007, respectively	-	500,000
Shareholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 19,323,937 and 14,739,884 shares issued and outstanding at March 31, 2008 and 2007, respectively	19,324	14,740
Additional paid-in capital	7,645,810	6,479,154
Accumulated deficit	(7,165,708)	(8,311,354)
Total shareholders’ equity (deficit)	499,426	(1,817,460)
Total liabilities and shareholders' equity	$537,214	$1,207,159

See accompanying notes to consolidated financial statements.

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	-	-
Stock option expense	-	-
Office administration	-	-
Professional services	-	-
Other expenses	-	-
Total operating expenses	-	-
Depreciation and amortization	-	-
Total operating expenses	-	-
Income (loss) from operations	-	-
Interest, net	-	-
Net loss before income tax	-	-
Income tax expense	-	-
Net loss from continuing operations	-	-

Net loss from discontinued operations before tax	(672,653)	(95,394)
Income tax expense from discontinued operations	174,760	(174,760)
Net income (loss) from discontinued operations, net of tax	(847,413)	79,366
Gain on sale of assets	1,993,059	-
Net income	$1,145,646	$79,366

Net income (loss) per share:
Discontinued operations, net of tax	$(0.04)	$0.01
Gain on sale of assets	0.10	-
	0.06	0.01

Weighted average number of common shares outstanding:
Basic and diluted	19,323,937	15,239,884

See accompanying notes to consolidated financial statements.

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances March 31, 2006	14,739,885	$14,740	$6,476,041	$(8,390,720)	$(1,899,939)
Value of stock options	-	-	3,113	-	3,113
Net loss	-	-	-	79,366	79,366
Balances March 31, 2007	14,739,885	$14,740	$6,479,154	$(8,311,354)	$(1,817,460)
Conversion of debentures and notes	4,584,052	4,584	1,166,656	-	1,171,240
Net income	-	-	-	1,145,646	1,145,646
Balances March 31, 2008	19,323,937	$19,324	$7,645,810	$(7,165,708)	$499,426

See accompanying notes to consolidated financial statements.

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income	$1,145,646	$79,366
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	3,371	13,485
Amortization	12,500	50,000
Liabilities write-down	-	(168,515)
Income from forgiveness of debt	(48,749)	-
Gain on sale of assets	(1,993,059)	-
Stock option expense	-	3,113
Changes in assets and liabilities:
Accounts receivable – trade and other	178,222	29,724
Prepaid expenses and other	-	1,278
Accounts payable	79,491	934
Due to directors, officers and employees	8,727	68,115
Deferred tax asset	174,760	(174,760)
Other current liabilities	(2,259)	39,103
Cash used in operating activities	(441,350)	(58,157)

Cash flows from financing activities:
Proceeds from sale of stock	2,101,150	-
Repurchase of stock owned by Protegrity	(500,000)	-
(Repayment of) proceeds from notes payable and other debt	(1,021,432)	35,944
Cash provided by investing activities	579,718	35,944

Cash flows from investing activities:
Sale (purchases) of fixed assets	11,161	(649)
Sale of assets	321,416	-
Cash provided by (used in) investing activities	332,577	(649)
Net increase (decrease) in cash	470,945	(22,862)
Cash and cash equivalents, beginning of year	66,269	89,131
Cash and cash equivalents, end of year	$537,214	$66,269

Supplemental cash flow information:
Interest paid	$44,719	$47,544
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

RPHL ACQUISITION CORP.

(formerly ROCKPORT HEALTHCARE GROUP, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 1.

Organization and Nature of Business

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

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the year ended March 31, 2008 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company also accounted for forfeitures, but as they occurred.

The Company recorded $0 and $3,113 in share-based compensation expense during the years ended March 31, 2008 and 2007, respectively.

Prior to adopting the provisions of SFAS No. 123R, the Company estimated its share-based employee compensation expense using the intrinsic value method of accounting in accordance with APB Opinion No. 25. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the options had no intrinsic value upon grant, and therefore no expense was recorded. There are no exercisable stock options outstanding as of March 31, 2008.

Note 2.

Summary of Significant Accounting Policies

a)

Consolidation

As of March 31, 2008, the Company had two wholly owned subsidiaries: Rockport Group of Texas, Inc. and Rockport Preferred, Inc. Rockport Group of Texas, Inc. (“RGT”) was incorporated in the State of Nevada on July 23, 1997.  RCN and RGT, for accounting purposes, were solely disbursing entities for the Company and have no business operations.  RGT processed payroll and paid payroll costs and other selling, general and administrative expenses on behalf of the Company.  Rockport Preferred, Inc. is a dormant subsidiary, which has no ongoing operations.  All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying audited consolidated financial statements. Due to the sale of Rockport Community Network, Inc. in July 2007, the Company has no business operations

b)

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

h)

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was equal to its net loss for the years ended March 31, 2008 and 2007.

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

j)

Income/Loss Per Share

The Company computes net income/loss per share by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted net income/loss per share is determined in the same manner as basic net income/loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company’s convertible debt.

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

As of March 31, 2008, there are no outstanding exercisable stock options; all of the aforementioned stock options have either expired or have been canceled.

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

During fiscal 2007, the Company recorded stock option compensation cost of $3,113.  Stock-based compensation expense on current year grants and all share-based payments granted prior to, but not yet vested as of April 1, 2007, are recorded on a straight-line basis over the vesting period directly to additional paid-in-capital. There were no stock options granted subsequent to March 31, 2006. There were 170,000 stock options outstanding at March 31, 2007. 1,398,900 stock options expired during the year ended March 31, 2007. During fiscal 2008, the Company did not record any stock option compensation and all previously outstanding stock options have expired or have been cancelled.

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

Note 3.   Discontinued Operations

On July 2, 2007, RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., completed the sale of its wholly owned subsidiary Rockport Community Network, Inc., a Nevada corporation pursuant to a Stock Purchase Agreement dated May 16, 2007 between Rockport and Nexus Asset Acquisition Co., a Delaware corporation (“Nexus”).  Rockport sold to Nexus 100% of the outstanding common stock of RCN (the “Stock Purchase”), which resulted in the sale of substantially all of Rockport’s assets. Prior to the sale, the Company had $437,687 in revenue for the period April 1, 2007 through July 2, 2007.

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

Pursuant to the Purchase Agreement, a portion of the purchase price was used to repay substantially all of Rockport’s outstanding note payables and other outstanding obligations, including outstanding note payables and accrued expenses and fees payable to certain of our directors and officers.  Rockport currently has approximately $499,425 of the purchase price after payment of its retained liabilities, from which it intends to make a dividend to its stockholders. The record date for the determination of the stockholders entitled to such dividend has not been determined.

Note 4.

Commitments and Contingent Liabilities

One of the Company’s subsidiaries had assumed leases for office space and equipment under operating leases expiring at various dates through 2011. Effective July 2, 2007, the Company transferred all leases to Nexus Asset Acquisition Co.

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

Note 5.

Stock Options and Warrants

Stock Warrants

On November 26, 2001, in conjunction with a consulting services agreement with an individual, the Company issued warrants to purchase 1,000,000 shares of restricted common stock of the Company at any time until November 25, 2011, at a price of $.345 per share, the fair market value on the date of grant determined by the mean between the closing bid and asked price.  The consulting services agreement is for a period of ten years, however, the warrants issued pursuant to the consulting agreement vested immediately and are currently exercisable regardless of whether the consulting agreement is terminated prior to the expiration of its ten-year term.  Since the warrants are immediately exercisable, the Company has expensed the full amount of the fair value of the warrants issued as of the date of issuance, which was $345,000.  No warrants have been exercised as of March 31, 2008 and the individual agreed to terminate his rights to exercise the warrants. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 6%; volatility of 320%; no assumed dividend yield and an estimated life of three years.

Note 6.

Related Party Transactions

See Note 3 “Commitments and Contingent Liabilities” for a discussion of legal services provided by Mr. Baldwin.

Note 7.

Liquidity

The accompanying financial statements have been prepared assuming that RPHL Acquisition Corp., formerly Rockport Healthcare Group, Inc., will continue as a going concern.  The Company total shareholders’ equity was $499,426 as of March 31, 2008.

The Company has funded its operations through the sale of Company common stock, borrowing funds from outside sources and conversion of employee, director and shareholder debt into restricted common stock.  At March 31, 2008, the Company had available cash in non-restrictive accounts of $537,214 and $37,788 in accounts payable.

The Company intends to distribute any remaining cash balances to the Company shareholders.

Note 8.

Accounts Receivable

The Company has an accounts receivable balance of $42,216 as of March 31, 2008. The total balance is due from Nexus Asset Acquisition Co. pursuant to the Stock Purchase Agreement dated May 16, 2007, and represents the agreed upon reimbursement to the Company for audit fees incurred for the March 31, 2007 audit of the Company’s financial statements. The accounts receivable balance is currently in dispute and reimbursement has not been received. As of March 31, 2008, the Company recorded an allowance for doubtful accounts for the full amount due.

Note 9.

Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended March 31, 2008 and 2007.  The income before taxes was $1,320,406 in 2008 and the loss before taxes was $95,394 in 2007.

	2008	2007
Income tax expense (benefit) computed at statutory rate	$448,938	$(32,434)
Accrual to cash conversion	12,847	12,723
Decrease in valuation allowance	(256,156)	(155,049)
Unlocated difference	(30,869)	-
Tax expense (benefit)	$174,760	$(174,760)

The Company will file a consolidated income tax return.

Deferred Income Taxes

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liability as of March 31, 2008 and 2007 is set below.

	March 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$1,634,957	$2,065,873
Valuation allowance	(1,634,957)	(1,891,113)
Net deferred asset	$-	$174,760

At March 31, 2008, the Company has a net operating loss carryforward of approximately $4,809,000 which will begin to expire, if unused, beginning in 2015.  Future utilization of the net operating loss carryforwards will be limited by changes in the ownership of the Company under Section 382 of the Internal Revenue Code.  The Company estimates $4,809,000 of its net operating loss carryforward will be limited by Section 382.

Note 10.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $7,165,708 at March 31, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern. The Company does not currently have any sources of revenues

Note 11.

Subsequent Events

In May 2008, the Company entered into a Stock Purchase Agreement with Belmont Partners, LLC for Belmont’s purchase of twenty-million one-hundred thousand (20,100,000) shares of the Company’s common stock for an aggregate of $180,000 in cash.  The total of 20,100,000 shares will represent approximately 51% of all of the shares of common stock now outstanding.  Belmont Partners, LLC used cash to purchase the shares of the Company. The issuance of these shares resulted in a change of control of the Company.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company’s financial statements for the year March 31, 2008, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2008.  The president/chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements.

ITEM 8B.  OTHER INFORMATION

 None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVER OFFICERS OF REGISTRANT

As of May 7, 2008, the Company’s directors and executive officers are as follows:

Name	Age	Office Held
Harry M. Neer	68	Director, Chief Executive Officer, President,
		Chief Financial Officer and Treasurer

John K. Baldwin	74	Chairman of the Board

Eric H. Kolstad	47	Director

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the Company’s named executive officers:

SUMMARY COMPENSATION TABLE

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
NAME AND		(1)	BONUS	(2)	AWARDS	COMPENSATION
PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)
Harry M. Neer	2008	$37,500	$--	$--	$--	$37,500
President, Chief Executive Officer,	2007	$150,000	$--	$--	$--	$150,000
Chief Financial Officer and Treasurer	2006	$200,000	$--	$--	$--	$200,000

Gregory H. Neer	2008	$36,250	$--	$--	$--	$36,250
Senior Vice President –	2007	$145,000	$--	$--	$--	$145,000
Operations	2006	$145,000	$--	$--	$--	$145,000

Mark C. Neer	2008	$37,500	$--	$--	$--	$37,500
Senior Vice President –	2007	$150,000	$--	$--	$--	$150,000
Business Development	2006	$150,000	$--	$--	$--	$150,000

Officer compensation for 2008 reflects only three months of compensation from April 1, 2007 through June 30, 2007. These officers signed employment agreements with Nexus upon the acquisition of Rockport’s assets.

Option Issuances

There were no individual grants of stock options made during the Company’s last fiscal year to its named executive officers. All prior outstanding options have expired and none are outstanding as of May 9, 2008.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

The Company had entered into identical employment agreements with Messrs. Harry M. Neer and Larry K. Hinson. Mr. Hinson resigned from his positions as Chief Financial Officer and Treasurer on February 28, 2006. His employment agreement was terminated upon his resignation and no compensation was paid under the terms of his employment agreement. Mr. Harry Neer’s employment agreement was terminated upon consummation of the sale to Nexus and he received no compensation under the agreement. There are no employment agreements with Gregory H. Neer or Mark C. Neer.

Compensation of Directors

Directors who are employees or consultants of the Company do not receive any compensation for serving as directors.  All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee thereof or otherwise incurred in their capacities as directors.

Mr. Baldwin has an engagement agreement with the Company effective April 1, 2001, whereby he earns a fee for performance of legal services of $250 per hour, with a minimum guaranteed payment of $5,000 per month.  Effective April 1, 2002, the agreement was amended and the minimum guaranteed payment was increased to $6,500 per month.  This agreement has a one-year term and automatically renews for one-year periods thereafter unless either party terminates the agreement within sixty days prior to the end of any annual period.  This agreement automatically renewed effective April 1, 2005.  Mr. Baldwin’s agreement was cancelled upon the sale of the assets to Nexus.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 9, 2008, 19,323,937 shares of common stock were outstanding.  The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the Company’s directors and executive officers and (c) all current directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
John K. Baldwin (2)	9,001,405	47.0%
Harry M. Neer (3)	1,096,755	5.7%
Larry K. Hinson (4)	216,637	1.1%
Eric H. Kolstad (5)	120,983	*
Gregory H. Neer (6)	25,000	*
Mark C. Neer (7)	50,000	*
All Executive Officers and Directors as a group (6 persons)	10,510,780	54.4%

* Less than one percent

(1)  As of May 7, 2008, there were 19,323,937 shares of Common Stock outstanding, which includes 4,584,052 shares of common stock from the conversion of principal and interest on convertible notes held by Mr. Baldwin. This does not include any stock options or warrants which are currently exercisable or shares of Common Stock to be issued upon the conversion of principal and accrued interest of the Company’s convertible notes.

(2) Mr. Baldwin’s business address is 901 Highland Avenue, Del Mar, California 92014. Includes 4,584,052 shares of common stock from the conversion of principal and interest on convertible notes. Mr. Baldwin is a party to the Voting Agreement.

(3) Mr. Harry Neer’s business address is that of Rockport. Mr. Neer is a party to the Voting Agreement.

(4) Mr. Hinson’s business address is 8404 La Camila NE, Albuquerque, New Mexico 87111. Mr. Hinson is a party to the Voting Agreement.

(5) Mr. Kolstad’s business address is 2600 Michelson Drive, 17th Floor, Irvine, California 92612.  Mr. Kolstad is a party to the Voting Agreement.

(6) Mr. Gregory Neer’s business address is that of Rockport.

(7) Mr. Mark Neer’s business address is that of Rockport.

Equity Compensation Plans

The Company had a 2000 Long-Term Incentive Plan and 2002 Stock Option Plan. The plan was terminated upon consummation of the sale to Nexus.

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

(iii) convertible note dated June 10, 2004 in the original principal amount of $270,000 (which was extended June 13, 2005), convertible at $0.18 per share; and

(iv) convertible note dated November 1, 2004 in the original principal amount of $135,000 (which was extended June 13, 2005), convertible at $0.18 per share.

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

Protegrity Redemption

In July 2003, we purchased all healthcare provider agreements from Protegrity Services, Inc., (“Protegrity”), a wholly owned subsidiary of Protegrity Holdings, Inc. (“Holdings”), pursuant to an asset purchase agreement that included an earnout fee through July 2008.  We issued 500,000 shares of our Common  Stock to Holdings as consideration for the purchased assets, and provided that our Common Stock did not trade above $1.00 per share prior to July 2008, we agreed to purchase from Holdings at a price of $1.00 per share any outstanding shares then owned by Holdings that had not been otherwise been sold.  To date, no shares have been sold and our Common Stock has not traded over $1.00 per share since the acquisition.  We negotiated with Protegrity and Holdings to agree that 1) upon consummation of the Stock Purchase we redeemed the 500,000 shares of Common Stock for $500,000; 2) the Company paid to Protegrity the earnout fee set forth in the asset purchase agreement through the closing date; and 3) Protegrity agreed to waive the remainder of the earnout fee.

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

(2)

Previously filed with Form DEF 14C on June 11, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Thomas Leger & Co., LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2008 and March 31, 2007, and for the reviews of the financial statements included in its quarterly reports on Form 10-QSB for those fiscal year were $36,415 and $42,216, respectively.

Audit-Related Fees

Thomas Leger & Co., LLP did not render any audit-related fees, which represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees.

Tax Fees

Thomas Leger & Co., LLP did not receive any fees for tax compliance, tax advice or tax planning from the Company during the fiscal years ended March 31, 2008 and March 31, 2007.

All Other Fees

Other than the services described above under “Audit Fees” and “Tax Fees” for the fiscal year ended March 31, 2008 and 2007, our independent accountants did not receive any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2008 audit services provided by Thomas Leger & Co., LLP were approved by the Audit Committee. The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, the Audit Committee pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services.  During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the auditor. Throughout the year, the Audit Committee reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPHL ACQUISITION CORP.

By:	/s/ Harry M. Neer
Harry M. Neer, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date:	June 13, 2008

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